Form 10-Q
period 1999-09-30
BROMWELL FINANCIAL FUND LIMITED PARTNERSHIP
filed 1999-11-15
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number ____333-85755______

                 Belmont Financial Fund, Limited Partnership
                 -------------------------------------------
            (Exact Name of Registrant as Specified  in Its Charter)

Delaware                                              51-0387638
-------                                               ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

c/o Corporate Systems, 101 N. Fairfield Drive, Dover DE 19901
------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (219) 833-1505
------------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed, Since Last Report
No such changes occurred

     Indicate by check [X] whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No  [ ]

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter ended September 30, 1999, and year to date are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant has filed for public registration on Form S-1 of 7,000 Units of Limited Partnership Interests (the "Units"). The Partnership intends to assign the proceeds from the sale of Units to professional managers ("Commodity Trading Advisors" as that term is defined by the Commodity Exchange Act, 7 U.S.C. S1, et seq.) to engage in the business of trading commodities. No sales of Units have been made. All expenses have been paid from (i) the proceeds of subscription to Units by the individual and corporate General Partner and it's the principal of the corporate general partner, who is also the sole limited partner, and (ii) the advance of expenses by the corporate general partner and its Affiliates. The corporate general partner will be reimbursed for the expenses advanced.

Sales of Units will commence at the price of $1,000 per Unit upon the effective date of its Registration Statement. The price was determined by the General Partner and has no relationship to the current or projected market value of the Units. All proceeds from the sale of Units will be deposited into escrow and no operations will commence until the face amount of $700,000 in Units is sold. After break of escrow and the commencement of operations, Units will continue to be sold at the month end market value after the addition of profits and deduction of losses and expenses, including reserves for contingent claims, until a total of $7,000,000 in Units are sold or the offering terminates. For complete details, see the Registration Statement on file with the Securities and Exchange Commission.

                         Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                       Bromwell Financial Fund, Limited Partnership
                                  By Belmont Capital Management, Incorporated
                                  Its General Partner


                                  By:  /s/ Shira Del Pacult
                                       Ms. Shira Del Pacult
                                       Sole Director, Sole Shareholder,
                                       President and Treasurer
Date:  November 15, 1999

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                        FOR THE PERIOD JANUARY 12, 1999
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 1999




                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                     Dover, Kent County, Delaware   19901

To The Partners
Bromwell Financial Fund, Limited Partnership
(a development stage enterprise)
Dover, Kent County, Delaware



      We have compiled the accompanying balance sheet of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP (a development stage enterprise) as of September 30, 1999, and the related statements of operations, and cash flows for the three months ended September 30, 1999 and the period from January 12, 1999 (inception) to September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ Frank L. Sassetti & Co.

November 15, 1999
Oak Park, Illinois

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                 BALANCE SHEET

                              SEPTEMBER 30, 1999


                                    ASSETS

Cash                                                              $1,655
Organizational costs  (Note 1)                                     5,344
                                                                  ------

                                                                  $6,999
                                                                  ======



                       LIABILITIES AND PARTNERS' EQUITY

Liabilities -
  Due to affiliate  (Note 2)                                      $5,344


Partners' Capital -
  Limited partners  (1 unit)
    Initial capital contribution                                   1,000
    Deficit accumulated during development stage                    (173)

  General partner (1 unit)
    Initial capital contribution                                   1,000
    Deficit accumulated during development stage                    (172)

            Total Partners' Capital                                1,655
                                                                  ------

                                                                  $6,999
                                                                  ======

                  The accompanying notes are an integral part
                         Of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THE PERIOD
              JANUARY 12, 1999 (INCEPTION) TO SEPTEMBER 30, 1999

                                     Three Months          Initial Period
                                        Ended           January 12, 1999 to
                                  September 30, 1999     September 30, 1999


REVENUES                             $_____                 $_____


                 Total Revenues      ______                 ______


EXPENSES

  Shipping expense                     227                    227
  Bank Charges                         345                    345
                                     ------                 ------

                 Total Expenses      $ 345                  $ 345
                                     ======                 ======

NET LOSS                             $(345)                 $(345)
                                     ======                 ======


NET LOSS -
  Limited partnership unit           $(173)                 $(173)
  General partnership unit           $(172)                 $(172)


                  The accompanying notes are an integral part
                         Of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF CASH FLOWS

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THE PERIOD
              JANUARY 12, 1999 (INCEPTION) TO SEPTEMBER 30, 1999


                                        Three Months       Initial Period
                                           Ended        January 12, 1999 to
                                     September 30, 1999  September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $ (345)             $ (345)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities                          $______             $______

               Net Cash Used In
                Operating Activities    $ (345)             $ (345)
                                        =======             =======


CASH FLOWS FROM INVESTING ACTIVITIES


CASH FLOWS FROM FINANCING ACTIVITIES
  Initial partner contributions          2,000               2,000
                                        -------             -------


NET INCREASE IN CASH                     1,655               1,655


CASH -
  Beginning of period                   _______             _______

  End of period                         $1,655              $1,655
                                        =======             =======

NON-CASH INVESTING ACTIVITIES
  Organizational and syndication costs
   incurred and paid by affiliate       $5,344              $5,344
                                        =======             =======

                  The accompanying notes are an integral part
                         Of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund expects to engage in the speculative trading of futures contracts in commodities. Belmont Capital Management, Inc. and Shira Pacult are the general partners and commodity pool operators of Bromwell Financial Fund, Limited Partnership. The commodity trading advisor (CTA) is expected to be Ansbacher Investment Management, Inc., which has the authority to trade so much of the Fund's equity as is allocated to it by the General Partners.

            The Partnership is in the development stage and its efforts through September 30, 1999 have been principally devoted to organizational activities.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Offering Expenses and Organizational Costs - Offering expenses are to be reimbursed to the General Partner upon the initial closing.
Organizational costs are capitalized and amortized over sixty months on a straight line method starting when operations begin.

      Registering Costs - Costs incurred for the initial filings with Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering is expected to be made are accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Recurring registration costs, if any, will be charged to expense as incurred.

      Revenue Recognition - Commodity futures contracts are recorded on the trade date and will be reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Revenue Recognition - Continued

            Market value of commodity futures contracts is based upon exchange or other applicable market best available closing quotations.

      Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes as of September 30, 1999.


2.    DUE TO AFFILIATE

            The Fund's individual general partner is a joint owner of Futures Investment Company and this Company has funded the organizational costs incurred by the Fund to date.


3.    GENERAL PARTNER DUTIES

            The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999


4.    THE LIMITED PARTNERSHIP AGREEMENT

            The Limited Partnership Agreement provides, among other things, that

      Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the partnership.

      Monthly Allocations - Any increase or decrease in the Partnership's net asset value as of the end of a month shall be credited or charged to the capital account of each Partner in the ratio that the balance of each account bears to the total balance of all accounts.

            Any distribution from profits or partners' capital will be made solely at the discretion of the General Partners.

      Allocation of Profit and Loss for Federal Income Tax Purposes - As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partner and the Commodity Trading Advisors and each Partner's share of such items are includable in the Partner's personal income tax return.

      Redemption - No partner may redeem or liquidate any units until after the lapse of six months from the date of the investment. Thereafter, a Limited Partner may withdraw, subject to certain restrictions, any part or all of his units from the partnership at the net asset value per unit on the last day of any month on ten days prior written request to the General Partner. A redemption fee payable to the partnership of a percentage of the value of the redemption request is charged pursuant to the following schedule:

            * 4% if such request is received ten days prior to the last trading day of the month in which the redemption is to be effective from the sixth month to the twelfth month after the date of the investment in the Fund.

            * 3% if such request is received during the next six month period.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999


4.    THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

            * 2% if such request is received during the next six month period.

            * 1% if such request is received during the next six month period.

            *      0% thereafter.


5.    FEES

                        The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

            * A management fee of 1% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 3% of equity to the Fund's Corporate General Partners.

            * An incentive fee of 20% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by a CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

            * The Fund will pay fixed commissions of 11% (annual rate) of assets assigned to be traded, payable monthly, to the introducing broker affiliated with the General Partners. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.