Form 10-Q
period 2000-03-31
BROMWELL FINANCIAL FUND LP
filed 2000-05-12
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the first quarter ended March 31, 2000 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant has filed for public registration on Form S-1 of 7,000 Units of Limited Partnership Interests (the "Units") and has been declared effective by the SEC as of March 16, 2000. No sales of Units have been made. Upon sale of 700 Units, the Partnership intends to assign the proceeds from the sale of Units to professional managers ("Commodity Trading Advisors" as that term is defined by the Commodity Exchange Act, 7 U.S.C. S1, et seq.) to engage in the business of trading commodities. All expenses have been paid from (i) the proceeds of subscription to Units by the individual and corporate General Partner and the principal of the corporate general partner, who is also the sole limited partner, and (ii) the advance of expenses by the corporate general partner and its Affiliates. The corporate general partner will be reimbursed for the expenses advanced.

Sales of Units will commence at the price of $1,000 per Unit. The price was determined by the General Partner and has no relationship to the current or projected market value of the Units. All proceeds from the sale of Units will be deposited into escrow and no operations will commence until the face amount of $700,000 in Units is sold. After break of escrow and the commencement of operations, Units will continue to be sold at the month end market value after the addition of profits and deduction of losses and expenses, including reserves for contingent claims, until a total of $7,000,000 in Units are sold or the offering terminates. For complete details, see the Registration Statement on file with the Securities and Exchange Commission.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) 	None    (b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                       Bromwell Financial Fund, Limited
                                  Partnership
                                  By Belmont Capital Management, Incorporated
                                  Its General Partner


                                  By: /s/ Shira Del Pacult
                                      Ms. Shira Del Pacult
                                      Sole Director, Sole Shareholder,
                                      President, and Treasurer of the
                                      General Partner
Date: May 12, 2000




                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                       STATEMENT OF FINANCIAL CONDITION

                                March 31, 2000
(unaudited)


                                    ASSETS


Cash in Checking - Star Financial Bank                         $1,125


                       LIABILITIES AND PARTNERS' EQUITY


Liabilities:
  Due to affiliate*


Partners' Capital -
Limited partners  (1 unit)
    Initial capital contribution                                1,000
    Deficit accumulated during development stage                 (214)

General partner (1 unit)
    Initial capital contribution                                1,000
    Deficit accumulated during development stage                 (215)

        Total Partners' Capital                                 1,125


Total Liabilities And Partners' Capital                        $1,125



* The Fund's individual general partner is a joint owner of Futures Investment Company and this Company has funded the organizational and offering costs incurred by the Fund to date. The Fund's obligation to pay these expenses is contingent upon the sale of the Minimum in Units. See the Prospectus dated March 16, 2000.




                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS
                                     as of
                                March 31, 2000





REVENUES                                             $________


        Total Revenues                               $________


EXPENSES
  Organizational costs*
  Shipping expense                                         417
  Bank charges                                              12

        Total Expenses                                     429


NET LOSS                                             $    (429)


NET LOSS -
  Limited partnership unit                           $    (214)

  General partnership unit                           $    (215)





* These costs are contingent upon the sale of a Minimum of at least $700,000 of partnership interests, offering costs of $47,000 will be paid from the gross proceeds contributed and charged to the partners' capital accounts. Subject to the above contingency, organizational costs are charged to expense as incurred. Through March 31, 2000, the sum of $2,399 in organization costs and $10,086 in offering costs have been advanced by an affiliate. These costs have not been reflected in the financial statements because they will not be reimbursed until and unless the Minimum offering amount is raised. The expenditure of offering costs is continuing and, therefore, the total amount of these costs has yet to be determined.