Form 10-Q
period 2000-06-30
BROMWELL FINANCIAL FUND LP
filed 2000-08-18
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the second quarter ended June 30, 2000 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant filed for public registration on Form S-1 of 7,000 Units of Limited Partnership Interests (the "Units") and has been declared effective by the SEC as of March 16, 2000. As of July 11, 2000, $754,466.33 in Units had been sold and the Registrant commenced business. The Partnership has assigned the proceeds from the sale of Units, minus payment of expenses and a 3% reserve, to Ansbacher Investment Management, Inc., a professional manager ("Commodity Trading Advisors" as that term is defined by the Commodity Exchange Act, 7 U.S.C. S1, et seq.) to engage in the business of trading commodities. Initial expenses were paid from (i) the proceeds of subscription to Units by the individual and corporate General Partner and the principal of the corporate general partner, who is also the sole limited partner, and (ii) the advance of expenses by the corporate general partner and its Affiliates, which the Partnership reimbursed after commencement of business in the amount of $59,526 for offering expenses and $5,000 for organizational expenses.

Sales of Units commenced at the price of $1,000 per Unit, a price arbitrarily determined by the General Partner. After commencement of business, Units have been and will continue to be sold at the Net Asset Value per Unit as of the close of business on the last day of the month in which subscriptions are received by the General Partner until a total of $7,000,000 in Units are sold or the offering terminates. For complete details, see the Registration Statement on file with the Securities and Exchange Commission.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) 	None    (b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                       Bromwell Financial Fund, Limited
                                  Partnership
                                  By Belmont Capital Management, Incorporated
                                  Its General Partner


                                  By: /s/ Shira Del Pacult
                                      Ms. Shira Del Pacult
                                      Sole Director, Sole Shareholder,
                                      President, and Treasurer of the
                                      General Partner
Date: August 15, 2000



                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                      FOR THE THREE AND SIX MONTHS ENDED
                                 JUNE 30, 2000
                        AND THE PERIOD JANUARY 12, 1999
                              (DATE OF INCEPTION)
                                TO JUNE 30, 2000
                                  (Unaudited)




















                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                 BALANCE SHEET

                                 June 30, 2000
                                  (Unaudited)



                                    ASSETS



Cash                                                         $     407



LIABILITIES AND PARTNERS' EQUITY

  Liabilities -
  Accounts payable                                           $     850
  Due to affiliate  (Note 2)

  Total Liabilities                                                850

  Partners' Capital -
  Limited partners  (1 unit)                                    (1,048)

  General partner (4.5 units)                                      605

  Total Partners' Capital                                         (443)


                                                             $     407


















                  The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS

               THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND
                    THE PERIOD JANUARY 12, 1999 (INCEPTION)
                               TO JUNE 30, 2000
                                  (Unaudited)



                            Three Months    Six Months     Initial Period
                               Ended           Ended     January 12, 1999 to
                           June 30, 2000   June 30, 2000   June 30, 2000

REVENUES                     $              $               $


    Total Revenues


EXPENSES
  Organizational costs
   (Note 1)
  Shipping expense                                               320
  Dues and subscriptions           50             300            300
  Other administrative expenses   272             420            546

    Total Expenses                322             720          1,166


NET LOSS                     $   (322)      $   (720)      $  (1,166)


NET LOSS -
    Limited partnership unit $    (64)      $   (263)      $    (486)

    General partnership unit $    (72)      $   (199)      $    (475)














                  The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         STATEMENT OF PARTNERS' EQUITY

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

                                  (Unaudited)



                         LIMITED PARTNERS GENERAL PARTNERS   TOTAL PARTNERS'
                                                                 EQUITY

                          Amount   Units   Amount  Units     Amount   Units

Balance April 1, 2000    $   (435)    1.0  $   (436) 1.0  $     (871)    2.0

Partner Contributions                         3,500  3.5       3,500     3.5

Syndication costs paid       (549)           (2,201)          (2,750)

Net loss                      (64)             (258)            (322)

Balance - June 30, 2000  $ (1,048)    1.0  $    605  4.5  $     (443)    5.5


                        SIX MONTHS ENDED JUNE 30, 2000

Balance January 1, 2000  $    777     1.0  $    777  1.0  $    1,554     2.0

Partner Contributions                         3,500  3.5       3,500     3.5

Syndication costs paid     (1,562)           (3,215)          (4,777)

Net loss                     (263)             (457)            (720)

Balance - June 30, 2000  $ (1,048)    1.0  $    605  4.5  $     (443)    5.5


    Value per unit                         $ (80.55)

    Total partnership units                    5.5










                  The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         STATEMENT OF PARTNERS' EQUITY

         FOR THE PERIOD JANUARY 12, 1999 (INCEPTION) TO JUNE 30, 2000

                                  (Unaudited)



                         LIMITED PARTNERS GENERAL PARTNERS   TOTAL PARTNERS'
                                                                 EQUITY

                          Amount   Units   Amount  Units     Amount   Units

Partner Contributions    $  1,000   1.0   $  4,500  4.5     $  5,500   5.5

Syndication costs paid     (1,562)          (3,215)           (4,777)

Net loss                     (486)            (680)           (1,166)

Balance - June 30, 2000  $ (1,048)  1.0   $    605  4.5     $   (443)  5.5


    Value per unit                        $ (80.55)

    Total partnership units                   5.5

























                  The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                         (A Developmental Enterprise)

                            STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
         AND THE PERIOD JANUARY 12, 1999 (INCEPTION) TO JUNE 30, 2000
                                  (Unaudited)


                                      Three Months    Six Months
                                          Ended         Ended
                                      June 30, 2000  June 30, 2000
                                       (Unaudited)    (Unaudited)     1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                             $   (322)      $   (720)    $ (1,166)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities -
    Increase (decrease) in
     accounts payable                      (100)           850          850

      Net Cash Provided By (Used In)
       Operating Activities                (422)           130         (316)



CASH FLOWS FROM FINANCING ACTIVITIES
  Partner contributions                   3,500          3,500        5,500
  Syndication costs                      (2,750)        (4,777)      (4,777)

      Net Cash Provided By (Used In)
       Financing Activities                 750         (1,277)         723

NET INCREASE (DECREASE) IN CASH             328         (1,147)         407

CASH
  Beginning of period                        79          1,554

  End of period                        $    407       $    407     $    407












                  The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                        Bromwell Financial Fund, Limited Partnership (the
Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund expects to engage in the speculative trading of futures contracts in commodities, however, the Fund will not commence business until at least $700,000 worth of partnership interests are sold. Belmont Capital Management, Inc. and Shira Pacult are the general partners and commodity pool operators of Bromwell Financial Fund, Limited Partnership. The commodity trading advisor (CTA) is expected to be Ansbacher Investment Management, Inc., which has the authority to trade so much of the Fund's equity as is allocated to it by the General Partners.

                          The Partnership is in the development stage and its
efforts through June, 2000 have been principally devoted to organizational activities.

    Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

    Offering Expenses and Organizational Costs - Contingent upon the sale of at least $700,000 of partnership interests, offering costs of $47,000 will be paid from the gross proceeds contributed and charged to the partners' capital accounts. Subject to the above contingency, organizational costs are charged to expense as incurred. Through June 30, 2000, the sum of $2,399 in organization costs and $12,666 in offering costs has been paid to date by an affiliate. These costs have not been reflected in the financial statements since they will not be reimbursed until the minimum offering amount is raised and the total amount of these costs has yet to be determined. In addition, the partnership has incurred and paid an additional $4,777 in syndication costs representing fees for preparation of financial statements and shipping expenses for various documents prepared. Since these costs were paid from the Partnership's funds, they were reflected in the financial statements.

    Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering is expected to be made are accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Recurring registration costs, if any, will be charged to expense as incurred.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

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

    Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. As of the balance sheet date, the Fund has no cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes as of June 30, 2000.

2.    DUE TO AFFILIATE

    The Fund's individual general partner is a joint owner of Futures Investment Company and this Company has funded most of the organizational and offering costs incurred by the Fund to date.

3.    GENERAL PARTNER DUTIES

                        The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, including suspending all trading, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.



                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

3.    GENERAL PARTNER DUTIES - CONTINUED

                        If the net unit value of the partnership falls to less than 50% of the greater of the original $1,000 selling price, less commissions and other charges or such higher value earned through trading, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests.

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





                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

4.    THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

    4% if such request is received ten days prior to the last trading day of the month in which the redemption is to be effective from the sixth month to the twelfth month after the date of the investment in the Fund.

    3% if such request is received during the next six month period.

    2% if such request is received during the next six month period.

    1% if such request is received during the next six month period.

    0% thereafter.

5.    FEES

    The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

    A management fee of 1% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 3% of the Fund's net assets allocated to all CTA's will be paid to the Fund's Corporate General Partners.

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

    The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.

6.    SUBSEQUENT EVENTS

                         Subsequent to the balance sheet date, the Fund has
broken escrow and sold over $700,000 of partnership interests. Also to date, organization costs of $5,000 and offering costs of $59,526 have been incurred. Since the fund has sold at least $700,000 in partnership interests it has commenced trading. None of these transactions have been reflected in the June 30, 2000 financial statements.