Form 10-Q
period 2000-09-30
BROMWELL FINANCIAL FUND LP
filed 2000-11-15
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

6916 N. 300 West, Fremont, IN 46737
------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter ended September 30, 2000, nine months ended September 30, 2000, and audited results for the calendar year 1999 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

By its prospectus dated May 26, 2000, the Registrant sold $754,466.33 of its Units of Limited Partnership (the "Units") through Futures Investment Company ("FIC"), the broker/dealer selected by the Registrant's General Partner, and commenced business July 11, 2000. The Registrant incurred $64,526 in offering and organizational expenses, for which each Partner pays its pro rata share as described in the Registrant's prospectus.

The Registrant initially employed Ansbacher Investment Management, Inc. as its sole Commodity Trading Advisor ("CTA", as that term is defined by the Commodity Exchange Act, 7 U.S.C. S1, et seq.) to trade the Registrant's equity. As of September, 2000, Mangin Capital Management, Inc. was added as a CTA to trade approximately 30% of the Registrant's total trading equity (with the remaining 70% to go to Ansbacher).

By its fully amended and restated prospectus dated September 12, 2000, the Registrant continues to sell its Units through FIC at the net asset value per Unit as of the end of the last business day of the preceding month, until a total of $7,000,000 in Units are sold or the offering terminates.

To obtain a return of invested capital or appreciation, if any, purchasers of Units must look solely to the redemption feature of the Partnership or to the General Partner, in its sole judgment, to elect to make distributions. There is no current market for the Units sold and none is expected to develop nor is the General Partner expected to make distributions.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) 	None    (b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Bromwell Financial Fund, Limited
Partnership
                                    By Belmont Capital Management,
Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: November 14, 2000



















                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      FOR THE THREE AND NINE MONTHS ENDED
                        SEPTEMBER 30, 2000 (Unaudited)


























                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                               5916 N. 300 West
                              Fremont, IN  46737










To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware


INDEPENDENT ACCOUNTANTS' REPORT

      We have reviewed the accompanying unaudited balance sheet of Bromwell Financial Fund, Limited Partnership as of September 30, 2000, and the related statements of operations, partners' equity and cash flows for the three-month and nine-month periods ended September 30, 2000. The preparation of these financial statements are the responsibility of the Partnership's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Bromwell Financial Fund, Limited Partnership as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the period from January 12, 1999 (inception) to December 31, 1999 (not presented herein); and in our report dated February 22, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999 is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.

Accountants:                              Frank L. Sassetti & Co.
                                          Certified Public Accountants


                                          By: /s/ Frank L. Sassetti & Co.
                                              Frank L. Sassetti & Co.
                                              Certified Public Accountants


November 6, 2000
Oak Park, Illinois


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 BALANCE SHEET

                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                    ASSETS
                                             2000 (Unaudited)    1999

Cash                                           $   8,755      $   1,554
Accrued interest receivable                        1,861
Equity in Commodity Futures Trading Accounts -
  Cash                                           824,569
  Open options, short positions, at market
   value (cost $(31,400))                        (15,538)

                                               $ 819,647      $   1,554


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable          $   4,157      $
  Accrued management and incentive
   fees payable                                   18,276
  Accrued accounting and auditing
   fees payable                                    1,817

    Total Liabilities                             24,250


PARTNERS' CAPITAL
  Limited partners - (743.269 and 1 units)       795,397            777
  General partner - (0 and 1 units)                                 777

    Total Partners' Capital                      795,397          1,554

                                               $ 819,647      $   1,554













                  The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            STATEMENT OF OPERATIONS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)

                                       Three Months           Nine Months
                                          Ended                  Ended
                                    September 30, 2000    September 30, 2000

REVENUES
  Realized gain from trading options    $147,495               $147,495
  Unrealized gains on open options        15,862                 15,862
  Interest income                          3,258                  3,258

          Total Revenues                 166,615                166,615


EXPENSES
  Commissions                             16,579                 16,579
  Management and incentive fees           22,232                 22,232
  Professional accounting and legal fees   8,428                  8,428
  Other operating and administrative
   expenses                                  653                  1,373

          Total Expenses                  47,892                 48,612

NET INCOME                              $118,723               $118,003

NET INCOME -
    Limited partnership unit            $    180               $    537

    General partnership unit            $    189               $     90



















                  The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)

                     THREE MONTHS ENDED SEPTEMBER 30, 2000

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units
Balance
 July 1, 2000      $ (1,048)   1.00    $    605   4.50  $     (443)    5.50

Partner
 contributions      743,641  743.27                        743,641   743.27

Syndication costs
 paid               (61,024)                               (61,024)

Withdrawals of
 2.00 units          (1,000)  (1.00)     (4,500) (4.50)     (5,500)   (5.50)

Re-allocation of
 syndication costs   (3,215)              3,215

Net income          118,043                 680            118,723

Balance
 Sep. 30, 2000     $795,397  743.27    $                $  795,397   743.27

                     NINE MONTHS ENDED SEPTEMBER 30, 2000

Balance
 January 1, 2000   $    777    1.00    $    777   1.00  $    1,554     2.00

Partner
 contributions      743,641  743.27       3,500   3.50     747,141   746.77

Syndication costs
 paid               (65,801)                               (65,801)

Withdrawals of
 2.00 units          (1,000)  (1.00)     (4,500) (4.50)     (5,500)   (5.50)

Net income          117,780                 223            118,003

Balance
 Sep. 30, 2000     $795,397  743.27    $                $  795,397   743.27

    Value per unit                     $  1,070.13
    Total partnership units                 743.27

                  The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            STATEMENT OF CASH FLOWS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)

                                                Three Months    Nine Months
                                                    Ended          Ended
                                                Sep. 30, 2000  Sep. 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $ 118,723       $ 118,003
  Adjustments to reconcile net income to
   net cash used in operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
       Trading Accounts                            (809,031)       (809,031)
      Accrued interest receivable                    (1,861)         (1,861)
      Accrued commissions payable                     4,157           4,157
      Management and incentive fees payable          18,276          18,276
      Accounting and auditing fees payable              967           1,817

          Net Cash Used In
           Operating Activities                    (668,769)       (668,639)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                             743,641         747,141
  Syndication and registration costs                (61,024)        (65,801)
  Partner cash redemptions                           (5,500)         (5,500)

          Net Cash Provided By
           Financing Activities                     677,117         675,840

NET INCREASE IN CASH                                  8,348           7,201

CASH
  Beginning of period                                   407           1,554

  End of period                                   $   8,755       $   8,755












                  The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. and Shira Pacult are the general partners and commodity pool operators of Bromwell Financial Fund, Limited Partnership. The commodity trading advisors (CTAs) are Ansbacher Investment Management, Inc. and Mangin Capital Management, Inc., which have the authority to trade so much of the Fund's equity as is allocated to it by the General Partners.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Recurring registration costs, if any, will be charged to expense as incurred.

      Revenue Recognition - Commodity futures contracts are recorded on the trade date and are reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

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






                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only money market funds to be cash equivalents. As of the balance sheet date, the Fund has no cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the three and nine months ended September 30, 2000.

2.    GENERAL PARTNER DUTIES

      The responsibilities of the General Partners, in addition to directing the trading and investment activity of the Fund, including suspending all trading, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.

      If the net unit value of the partnership falls to less than 50% of the greater of the original $1,000 selling price, less commissions and other charges or such higher value earned through trading, then the General Partners will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests.

3.    THE LIMITED PARTNERSHIP AGREEMENT

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




                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

3.    THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

      Any distribution from profits or partners' capital will be made solely at the discretion of the General Partners.

      Allocation of Profit and Loss for Federal Income Tax Purposes - As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the corporate General Partner and the Commodity Trading Advisors and each Partner's share of such items are includable in the Partner's personal income tax return.

      Redemption - No partner may redeem or liquidate any units until after the lapse of six months from the date of the investment. Thereafter, a Limited Partner may withdraw, subject to certain restrictions, any part or all of his units from the partnership at the net asset value per unit on the last day of any month with prior written request to the General Partner. A redemption fee payable to the Partnership of a percentage of the value of the redemption request is charged pursuant to the following schedule:

      4% if such request is received prior to the last trading day of the month in which the redemption is to be effective from the sixth month to the twelfth month after the date of the investment in the Fund.

      3% if such request is received during the next six month period.

      2% if such request is received during the next six month period.

      1% if such request is received during the next six month period.

      0% thereafter.

4.    FEES

      The Fund is charged the following fees on a monthly basis since the commencement of trading.

      A management fee of 1% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 3% of the Fund's net assets allocated to all CTA's will be paid to the Fund's Corporate General Partner.



                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

4.    FEES - CONTINUED

      An incentive fee of 20% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by a CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter of a year when the Fund experienced a loss.

      The Fund will pay fixed commissions of 11% (annual rate) of assets assigned to be traded, payable monthly, to the introducing broker affiliated with the General Partners. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.

      The General Partners have reserved the right to change the management fee and the incentive fee at their sole discretion.

5.    CONCENTRATIONS OF CREDIT RISK

      The Fund maintains its cash balances at a high credit financial institution. The balances may, at times, exceed federally insured credit limits.