Form 10-K
period 2000-12-31
BROMWELL FINANCIAL FUND LP
filed 2001-03-30
CIK 1093661

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 2000
                                  --------------

                        Commission File number:  333-85755
                                  --------------

                  Bromwell Financial Fund, Limited Partnership
                       -----------------------------------
               (Exact name of registrant as specified in charter)

           Delaware                                   51-0387638
--------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                                  5916 N. 300 West
                                 Fremont, IN  46737
                           ------------------------------
                     (Address of principal executive offices)

                                  (219) 833-1306
                                  --------------
                           Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class.       Name of each exchange on which registered.
  --------------------       ------------------------------------------
  None                       None

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes [   ]   No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sect 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of
filing.       None

There is no market for the Units of Partnership interests and none is expected to develop. This is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.


Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of the year ended December 31, 1999 at Registration No. 333-85755.

Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-85755 are incorporated by reference to Parts I, II, III, and IV.

                                  PART I

Item 1.  Business

On March 16, 2000, the registration statement filed by Bromwell Financial Fund, Limited Partnership, (the "Fund") with the Securities and Exchange Commission (the "SEC") and the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. Offers and sales of the Fund's limited partnership interests (the "Units") at the price of $1,000 per Unit commenced on that date to residents of the states selected by the General Partner. As of July 11, 2000, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures. Trading commenced in July, 2000. Units are currently offered and sold at the net asset value per Unit ("NAV") determined after addition of profits and deduction of losses, expenses, and reserves, at the close on the last business day of each month. See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

The trades for the Fund are selected and placed with the futures commission merchant, i.e., broker, for the account of the Fund by one or more commodity trading advisors ("CTAs") selected by the General Partner of the Fund. Initially, the Fund account was traded by solely Ansbacher Investment Management, Inc. as the sole CTA. As of September, 2000, approximately 30% of the Fund's equity was allocated to Mangin Capital Management, Inc., CTA, with the remaining 70% allocated to Ansbacher. The books and records of the CTAs are kept and are available for inspection by the Partners at their office. The CTAs are paid a management fee of one percent (1%) of the equity assigned to them to manage plus an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Fund. The Fund Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference.

None of the purchasers of Limited Partnership Units has a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership are sent to all purchasers of Units at the end of each month.
The General Partner provides its management services for a management fee of three percent (3%) per year payable at the rate of one-quarter of one percent (1/4th of 1%) per month.

Futures Investment Company, an introducing broker which is Affiliated with the General Partner, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for eleven twelfths of one percent (11/12 of 1%) of total equity per month [eleven percent (11%) per year] on deposit at Vision Limited Partnership, the independent futures commission merchant selected by the General Partner and FIC to hold the money and place the trades selected by the CTA for the Fund.

The business of the Partnership is regulated by the Commodity Futures Exchange Commission pursuant to the Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Partnership, see the Registrant's Registration Statement and its pre-effective amendments on file with the Securities and Exchange Commission at No. 333-85755, which are incorporated herein by reference.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance at Vision Limited Partnership, One Whitehall Street, 15th floor, New York, New York, 10004 or other registered futures commission merchants selected by the General Partner. Vision Limited Partnership is registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity futures commission merchant. The trading of commodities is highly speculative and the Registrant is at unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the commodity trading advisor or advisors in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, or any of its Affiliates, directors or officers. Neither the commodity trading advisor nor the commodity futures commission merchant selected by the Registrant have had any legal proceedings against them, any of its Affiliates, directors or officers which would materially effect the operation of the Registrant or its business, except as follows:

On December 31, 1997, the Business Conduct Committee of the NFA issued a two count complaint against Vision Limited Partnership. Count I alleges failure to supervise and Count II alleges improper handling of one block order. Vision denies the allegations and intends to vigorously defend the matter.

The Registrant is not aware of any threatened or potential claims or legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

Shira Del Pacult, individually and as the principal of the corporate general partner, makes all day to day decisions regarding the operation of the Fund. The Limited Partners have not exercised any right to vote their Units and their have been no matters which would cause the Fund to conduct a vote of the Partners. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

                                   PART II

Item 5.  Market for Registrant's Limited Partnership Units

The Partnership desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Partnership Agreement requires a security holder to obtain the approval of the General Partner prior to the transfer of any Units of Partnership interest. Accordingly, there is no market for the Units and none is likely to develop. The Partners must rely upon the right of Redemption provided in the Partnership Agreement to liquidate their interest.

The Partnership has less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Partnership. See the Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

Item 6.  Selected Financial Data

Registrant is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Partnership. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partners capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, 2000 to December 31, 2000.
                                                            2000
Realized Gain (Loss) From Trading In Futures            $  (25,297)
Change in Unrealized Gains (Losses) on Open Contracts            0
Interest Income                                              6,911
Management Fees                                            (17,234)
Incentive Fees                                             (21,651)
Net Income (Loss)                                          (13,404)
General Partner Capital                                          0
Limited Partner Capital                                  1,718,208
Total Partnership Capital                                1,718,208
Net Income (Loss) Per General Partner Unit                       0
Net Income (Loss) Per Limited Partner Unit                  (14.58)
Net Asset Value Per Unit At End of Year                     972.92
----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the year 2000 reflect the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 2000, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with (i) the accountants identified in Item 8 above, (ii) any other experts selected by the Partnership as disclosed in the "Experts" section of the Registration Statement, or (iii) the financial statements have occurred since the formation of the Partnership on January 12, 1999 to the date of filing of this Form 10-K.

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant is a Delaware Limited Partnership which acts through its corporate general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Belmont Capital Management, Incorporated, a Delaware corporation, and Ms. Shira Del Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Ms. Shira Del Pacult, age 44, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Ms. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which will serve as underwriter of the "best efforts" offering of the Units once sales have commenced.

Ms. Pacult is also the principal of the general partner of three other commodity pools: Fremont Fund, Limited Partnership, a publicly offered pool which commenced business in November, 1996, ceased operations in June, 2000, and is currently winding up its affairs; Atlas Futures Fund, Limited Partnership, a publicly offered pool which commenced business in October, 1999; and Auburn Fund, Limited Partnership, a privately offered pool which commenced business in April, 1997.

Item 11.  Executive Compensation.

The Registrant pays its General Partner a management fee of three percent (3%) per year, payable monthly, to serve the Partnership in an executive
capacity.   All operating costs related to management of the Partnership, including compensation to Ms. Pacult, are paid from that management fee.

Ms. Pacult also earns compensation from the sale of the Units through the Affiliated selling broker and from the fixed commissions paid by the Partnership to the Affiliated introducing broker. The amounts paid to the affiliated companies which results in compensation to Ms. Pacult are disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
(a) The following Partners own more than five percent (5%) of the total equity of the partnership:

      Name                                  Percent Ownership
      Richard Mao                           5.42%
      Thomas G. Lyons & Audrey M. Lyons     5.60%
      Bill Ernst                            5.65%
      Phyllis J. & James D. Downey          12.45%
      Sterling Trust FBO Ernest W. Boyer    13.39%
      Sterling Trust FBO Ronald T. Rolley   14.20%

(b) As of December 31, 2000, the General Partner owned 0 Units of Limited Partnership interests.

(c) The Limited Partnership Agreement governs the terms upon which control of the Partnership may change. No change in ownership of the Units will, alone, determine the location of control. A vote of the limited partners is required to change the control from the General Partner to another general partner. Control of the management of the Partnership may never vest in one or more Limited Partners. There were no changes in control of the Partnership from inception to December 31, 1999.

Item 13.  Certain Relationships and Related Transactions.

The General Partner has sole discretion over the selection of trading advisors. FIC, the Affiliated introducing broker is paid a fixed commission for trades and, therefore, the General Partner has a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Partnership. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements

	See Index to Financial Statements for the period ended December 31, 2000.

	The Financial Statements begin on page F-1.

(b)	2. Financial Schedules

	Not applicable, not required, or included in the Financial Statements.

(c)	3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-61217 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(d)	Reports on Form 8-K:  none

(e)	Exhibits filed herewith:  none

(f)	Financial Schedules filed herewith:  not applicable, not required or included with the financial statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Bromwell Financial Fund, Limited
                                    Partnership
                                    By Belmont Capital Management,
                                    Incorporated
                                    Its General Partner


Date: March 30, 2001                By: /s/ Shira Del Pacult
                                    Ms. Shira Del Pacult
                                    Sole Director, Sole Shareholder,
                                    President, and Treasurer of the
                                    General Partner


Date: March 30, 2001                By: /s/ Shira Del Pacult
                                    Ms. Shira Del Pacult, General Partner

*******************************************************************************

                           BROMWELL FINANCIAL FUND,
                             LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                  YEAR ENDED
                       DECEMBER 31, 2000 AND THE PERIOD
                     JANUARY 12, 1999 (DATE OF INCEPTION)
                             TO DECEMBER 31, 1999





















                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                          % Corporate Systems, Inc.
                          101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901







To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware





INDEPENDENT AUDITORS' REPORT

      We have audited the accompanying balance sheets of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the year ended December 31, 2000 and the period from January 12, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from January 12, 1999 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.


Accountants:                          Frank L. Sassetti & Co.
                                      Certified Public Accountants


Date:   March 25, 2001	              By: /s/ Frank L. Sassetti & Co.
                                          Frank L. Sassetti & Co.
                                          Certified Public Accountants


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                                    ASSETS
                                                      2000        1999

Cash                                               $   16,080  $   1,554
Accrued interest receivable                             1,550
Prepaid commissions                                     3,677
Equity in Commodity Futures Trading Accounts -
  Cash                                              1,650,576
  Net unrealized gains on open commodity
   futures contracts (Note 7)                          53,034
Open options, short positions, at market value
  (cost ($76,800))                                    (36,800)
Due from limited partners                              50,000

                                                   $1,738,117  $   1,554


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable              $    4,606  $
  Accrued management fees payable                       6,177
  Accrued incentive fees payable                        5,791
  Accrued accounting fees payable                       1,500
  Accrued auditing fees payable                         1,835

  Total Liabilities                                    19,909


PARTNERS' CAPITAL
  Limited partners - (1,766.04 and 1 units)         1,718,208       777
  General partner - (0 and 1 units)                                 777

  Total Partners' Capital                           1,718,208     1,554

                                                   $1,738,117  $  1,554










                 The accompanying notes are an integral part
                         Of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

                     YEAR ENDED DECEMBER 31, 2000 AND THE
      PERIOD FROM JANUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999



                                                   2000    January 12, 1999
                                                                through
                                                           December 31, 1999

REVENUES
  Realized loss on trading futures              $(25,297)      $
  Unrealized gains on open commodity
   futures contracts                              53,034
  Realized gain from trading options              15,594
  Unrealized gains on open options                40,000
  Interest income                                  6,911

              Total Revenues                      90,242


EXPENSES
  Organization costs                               2,399
  Commissions                                     44,218
  Management fees                                 17,234
  Incentive fees                                  21,651
  Professional accounting and legal fees          16,794
  Other operating and administrative expenses      1,350            446

              Total Expenses                     103,646            446

NET LOSS                                        $(13,404)      $   (446)

NET LOSS -
  Limited partnership unit                      $ (14.58)      $   (223)

  General partnership unit                      $              $   (223)













                 The accompanying notes are an integral part
                         Of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                     YEAR ENDED DECEMBER 31, 2000 AND THE
      PERIOD FROM JANUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999




                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance -
January 12, 1999    $                  $               $

Partner
 contributions           1,000   1.00     1,000   1.00      2,000     2.00

Net loss                  (223)            (223)             (446)

Balance -
 December 31, 1999         777   1.00       777   1.00      1,554     2.00

Additions of
 1,766.0394 units    1,810,270 1766.04                  1,810,270  1766.04

Syndication costs
 (paid) allocated      (78,435)             223           (78,212)

Withdrawals of
 2.00 units             (1,000) (1.00)   (1,000) (1.00)    (2,000)   (2.00)

Net loss               (13,404)                           (13,404)

Balance -
December 31, 2000   $1,718,208 1766.04 $               $1,718,208  1766.04


                                  December 31, 2000    December 31, 1999

  Value per unit                      $  972.92            $  777.00

  Total partnership units              1,766.04                 2.00









                 The accompanying notes are an integral part
                         Of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                     YEAR ENDED DECEMBER 31, 2000 AND THE
      PERIOD FROM JANUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999



                                                2000       January 12, 1999
                                                                through
                                                           December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $    (13,404)  $        (446)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
       Trading Accounts                       (1,666,810)
      Prepaid commissions                         (3,677)
      Accrued interest receivable                 (1,550)
      Accrued commissions payable                   4,606
      Management and incentive fees payable        11,968
      Accounting and auditing fees payable          3,335

          Net Cash Used In
           Operating Activities                (1,665,532)          (446)

CASH FLOWS FROM FINANCING ACTIVITIES
  Initial partner contributions                     2,000
  Proceeds from sale of units, net
   of sales commissions                         1,760,270
  Syndication and registration costs              (78,212)
  Partner cash redemptions                         (2,000)

          Net Cash Provided By
           Financing Activities                 1,680,058          2,000

NET INCREASE IN CASH                               14,526          1,554

CASH
  Beginning of period                              1,554

  End of period                             $     16,080   $       1,554








                 The accompanying notes are an integral part
                         Of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2000 AND 1999



1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. and Shira Pacult are the general partners and commodity pool operators of Bromwell Financial Fund, Limited Partnership. The commodity trading advisors (CTAs) are Ansbacher Investment Management, Inc. and Mangin, which have the authority to trade so much of the Fund's equity as is allocated to them by the General Partner.

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

                          DECEMBER 31, 2000 AND 1999


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for year ended December 31, 2000 or the initial period January 12, 1999 through December 31, 1999 since the fund has no debt nor pays federal income taxes.

2.    GENERAL PARTNER DUTIES

      The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, including suspending all trading, include executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.
  If the net unit value of the partnership falls to less than 50% of the greater of the original $1,000 selling price, less commissions and other charges or such higher value earned through trading, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests.

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

                          DECEMBER 31, 2000 AND 1999


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

      Redemption - No partner may redeem or liquidate any units until after the lapse of six months from the date of the investment. Thereafter, a Limited Partner may withdraw, subject to certain restrictions, any part or all of his units from the partnership at the net asset value per unit on the last day of any month with ten days prior written request to the General Partner. A redemption fee payable to the Partnership of a percentage of the value of the redemption request is charged pursuant to the following schedule:

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

                          DECEMBER 31, 2000 AND 1999


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

5.    CONCENTRATIONS OF CREDIT RISK

      The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.

6.    PLEDGED ASSETS

      The cash in trading accounts is pledged as collateral for commodities trading on margin.

7.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contract had a gross contract value of $2,328,327 on long positions and $528,315 on short positions at December 31, 2000.

      Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gains on open commodity futures contracts at December 31, 2000 was $53,034.

*******************************************************************************