Form 10-Q
period 2001-06-30
BROMWELL FINANCIAL FUND LP
filed 2001-08-15
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number ____333-85755______

                 Bromwell Financial Fund, Limited Partnership
                 --------------------------------------------
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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the second quarter ended June 30, 2001, six months ended June 30, 2001, and audited results for the calendar year 2000 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisors, Ansbacher Management, Inc. and Mangin Capital Management, Inc. As of July 17, the allocation of equity among the two traders was equally divided.

The Units are sold through the broker dealer selected by the General Partner, Futures Investment Company, at the Net Asset Value per Unit as of the close of business on the last day of the month in which subscriptions are received by the General Partner.

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated September 11, 2000 until the total amount of registered securities, $7,000,000, is sold or the offering terminates.

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

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Bromwell Financial Fund, Limited
                                    Partnership
                                    By Belmont Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: August 14, 2001









                           BROMWELL FINANCIAL FUND,
                             LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                  FOR THE THREE MONTHS AND SIX MONTHS ENDED
                          JUNE 30, 2001 (UNAUDITED)
                     AND THE YEAR ENDED DECEMBER 31, 2000
                       (With Auditors' Report Thereon)






















                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                          % Corporate Systems, Inc.
                          101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901














To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware




INDEPENDENT AUDITORS' REPORT

  We have audited the accompanying balance sheet of BROMWELL FINANCIAL PARTNERSHIP, LIMITED PARTNERSHIP as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2000, and the results of its operations and its cash flows for the year ended, in conformity with generally accepted accounting principles.


Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:   February 16, 2001               By: /s/ Frank L. Sassetti & Co.
                                            Frank L. Sassetti & Co.
                                            Certified Public Accountants


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                     JUNE 30, 2001 AND DECEMBER 31, 2000


                                    ASSETS

                                                     2001
                                                  (Unaudited)       2000

Cash                                              $   40,685     $   16,080
Accrued interest receivable                            3,526          1,550
Prepaid commissions                                                   3,677
Equity in Commodity Futures Trading Accounts -
  Cash                                             1,670,109      1,650,576
  Net unrealized gains on open commodity
   futures contracts (Note 7)                          4,791         53,034
Open options, short positions, at market value
  (cost ($36,000) and ($76,800))                     (15,800)       (36,800)
Due from limited partners                                  -         50,000

                                                  $1,703,311     $1,738,117


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable             $    2,047     $    4,606
  Accrued management fees payable                      8,105          6,177
  Accrued incentive fees payable                           -          5,791
  Accrued accounting fees payable                      1,882          1,500
  Accrued auditing fees payable                            -          1,835
  Partner redemptions payable                         38,314              -

        Total Liabilities                             50,348         19,909


PARTNERS' CAPITAL
  Limited partners -
   ( 1,851.19 and 1,766.04 units)                  1,652,963      1,718,208
  General partner - (0 and 0 units)

        Total Partners' Capital                    1,652,963      1,718,208

                                                  $1,703,311     $1,738,117






                 The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000



                                       Three Months   Six Months
                                          Ended          Ended
                                       Jun 30, 2000  Jun 30, 2000   2000
                                       (Unaudited)    (Unaudited) (audited)

REVENUES
  Realized gain (loss) on trading
   futures                               $   6,870     $ 66,683   $ (25,297)
  Unrealized gain (loss) on open
   commodity futures contracts             (30,535)     (48,242)     53,034
  Realized gain (loss) from trading
   options                                (151,196)     (16,599)     15,594
  Unrealized gain (loss) on open options       800      (19,200)     40,000
  Interest income                            3,890       12,958       6,911
  Penalty income                               267          267

        Total Revenues                    (169,904)      (4,133)     90,242


EXPENSES
  Organization costs                                                  2,399
  Commissions                               43,681       90,519      44,218
  Management fees                           17,037       34,775      17,234
  Incentive fees                                          5,956      21,651
  Professional accounting and legal fees    11,636       20,151      16,794
  Other operating and administrative
   expenses                                    168          381       1,350

        Total Expenses                      72,522      151,782     103,646

NET (LOSS)                               $(242,426)    $(155,915) $ (13,404)

NET (LOSS) -
  Limited partnership unit               $ (128.24)    $  (84.80) $  (14.58)

  General partnership unit               $-            $-         $-








                 The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY

                   FOR THE THREE MONTHS ENDED JUNE 30, 2001





                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

March 31, 2001   $1,921,845 1,877.98                     $1,921,845 1,877.98

Additions of
 52.1084 units       46,566    52.11                         46,566    52.11

Syndication costs
 paid                (2,755)                                 (2,755)

Withdrawals of
 78.9024 units      (70,267)  (78.90)                       (70,267)  (78.90)

Net loss           (242,426)                               (242,426)

June 30, 2001    $1,652,963 1,851.19   $                 $1,652,963 1,851.19




  Value per unit                         $892.92

  Total partnership units               1,851.19



















                 The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000




                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Dec 31, 1999     $      777     1.00 $      777    1.00  $    1,554     2.00

Additions of
 1,766.0394 units 1,810,270 1,766.04                      1,810,270 1,766.04

Syndication costs
 (paid) allocated   (78,435)                223             (78,212)

Withdrawals of
 2.00 units          (1,000)   (1.00)    (1,000)  (1.00)     (2,000)   (2.00)

Net loss            (13,404)                                (13,404)

Dec 31, 2000     $1,718,208 1,766.04 $                   $1,718,208 1,766.04

Additions of
 164.0502 units
 (Unaudited)        165,880   164.05                        165,880   164.05

Syndication costs
 paid (Unaudited)    (4,943)                                 (4,943)

Withdrawals of
 78.9024 units
 (Unaudited)        (70,267)  (78.90)                       (70,267)  (78.90)

Net loss
 (Unaudited)       (155,915)                               (155,915)

June 30, 2001
 (Unaudited)     $1,652,963 1,851.19 $                   $1,652,963 1,851.19

                                     2001
                                  (Unaudited)      2000

      Value per unit                $892.92       $972.92

      Total partnership units      1,851.19      1,766.04


                 The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000

                                       Three Months   Six Months
                                          Ended          Ended
                                       Jun 30, 2000  Jun 30, 2000    2000
                                       (Unaudited)    (Unaudited)  (audited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $(242,426) $  (155,915) $  (13,404)
  Adjustments to reconcile net loss to
   net cash (used in) operating
   activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
       Trading Accounts                     191,538        7,710  (1,666,810)
      Prepaid commissions                                  3,677      (3,677)
      Accrued interest receivable             4,764       (1,976)     (1,550)
      Accrued commissions payable            (7,375)      (2,559)      4,606
      Management and incentive fees payable  (6,724)      (3,863)     11,968
      Accounting and auditing fees payable   (2,064)      (1,453)      3,335

         Net Cash Used In
          Operating Activities              (62,287)    (154,379) (1,665,532)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                     137,600      215,880   1,760,270
  Syndication and registration costs         (2,755)      (4,943)    (78,212)
  Partner cash redemptions                  (31,953)     (31,953)     (2,000)

         Net Cash Provided By
          Financing Activities              102,892      178,984   1,680,058

NET INCREASE IN CASH                         40,605       24,605      14,526

CASH
  Beginning of period                            80       16,080       1,554

  End of period                           $  40,685  $    40,685  $   16,080








                 The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000



1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. and Shira Pacult are the general partners and commodity pool operators of Bromwell Financial Fund, Limited Partnership. The commodity trading advisor (CTAs) are Ansbacher Investment Management, Inc. and Mangin, which has the authority to trade so much of the Fund's equity as is allocated to it by the General Partners.

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




                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000



1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months and six months ended June 30, 2001, and the year ended December 31, 2000.

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


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000



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





                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000



4.      FEES - CONTINUED

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








                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000



7.      OFF BALANCE SHEET RISK

        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had gross contract value of $2,116,456 on long positions and $822,780 on short positions at June 30, 2001. Open commodity contract had a gross contract value of $2,328,327 on long positions and $528,315 on short positions at December 31, 2000.

        Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at June 30, 2001 and December 31, 2000 was $4,791 and $53,034, respectively.