Form 10-Q
period 2001-09-30
BROMWELL FINANCIAL FUND LP
filed 2001-11-15
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter ended September 30, 2001, nine months ended September 30, 2001, and audited results for the calendar year 2000 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisors, Ansbacher Management, Inc. and Mangin Capital Management, Inc. As of September 30, 2001, the allocation of equity among the two traders was equally divided.

The Units are sold through the broker dealer selected by the General Partner, Futures Investment Company, at the Net Asset Value per Unit as of the close of business on the last day of the month in which subscriptions are received by the General Partner.

The Registrant will continue to offer Units for sale to the public via its prospectus dated September 11, 2000 and Supplement thereto dated September 17, 2001 until the total amount of registered securities, $7,000,000, is sold or the offering terminates.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Bromwell Financial Fund, Limited
                                    Partnership
                                    By Belmont Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: November 15, 2001

















                           BROMWELL FINANCIAL FUND,
                             LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                        SEPTEMBER 30, 2001 (UNAUDITED)
                     AND THE YEAR ENDED DECEMBER 31, 2000
                       (With Auditors' Report Thereon)


























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






Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:   February 16, 2001               By: /s/ Frank L. Sassetti & Co.
                                            Frank L. Sassetti & Co.
                                            Certified Public Accountants


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                    ASSETS

                                                     2001
                                                  (Unaudited)       2000

Cash                                              $    6,325     $   16,080
Accrued interest receivable                            1,989          1,550
Prepaid commissions                                                   3,677
Equity in Commodity Futures Trading Accounts -
  Cash                                             1,850,556      1,650,576
  Net unrealized gains on open commodity
   futures contracts (Note 7)                         41,351         53,034
Open options, short positions, at market value
  (cost ($64,050) and ($76,800))                     (65,100)       (36,800)
Due from limited partners                             11,077         50,000

                                                  $1,846,198     $1,738,117


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable             $              $    4,606
  Accrued management fees payable                      8,896          6,177
  Accrued incentive fees payable                       6,938          5,791
  Accrued accounting fees payable                      1,991          1,500
  Accrued auditing fees payable                        2,200          1,835
  Sales commissions payable                            2,393

             Total Liabilities                        22,418         19,909


PARTNERS' CAPITAL
  Limited partners -
   ( 1,862.01 and 1,766.04 units)                  1,823,780      1,718,208
  General partner - (0 and 0 units)

             Total Partners' Capital               1,823,780      1,718,208

                                                  $1,846,198     $1,738,117






                 The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000



                                       Three Months  Nine Months
                                          Ended          Ended
                                       Sep 30, 2001  Sep 30, 2001   2000
                                       (Unaudited)    (Unaudited) (audited)

REVENUES
  Realized gain (loss) on trading
   futures                               $  56,891    $ 123,574  $  (25,297)
  Unrealized gain (loss) on open
   commodity futures contracts              36,559      (11,683)     53,034
  Realized gain from trading options       160,522      143,923      15,594
  Unrealized gain (loss) on open options   (21,850)     (41,050)     40,000
  Interest income                            2,607       15,565       6,911
  Redemption penalty                         1,149        1,416

             Total Revenues                235,878      231,745      90,242


EXPENSES
  Organization costs                                                  2,399
  Commissions                               42,216      132,735      44,218
  Management fees                           16,281       51,056      17,234
  Incentive fees                             6,937       12,893      21,651
  Professional accounting and legal fees    10,647       30,798      16,794
  Other operating and administrative
   expenses                                     57          438       1,350

             Total Expenses                 76,138      227,920     103,646

NET INCOME (LOSS)                         $159,740    $   3,825    $(13,404)

NET INCOME (LOSS) -
  Limited partnership unit                $  86.29    $    2.08    $ (14.58)

  General partnership unit                $           $            $









                 The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001





                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

June 30, 2001    $1,652,963 1,851.19 $                   $1,652,963 1,851.19

Additions of
 10.8167 units       11,077    10.82                         11,077    10.82


Net income          159,740                                 159,740

Sep 30, 2001     $1,823,780 1,862.01 $                   $1,823,780 1,862.01




             Value per unit                $  979.47

             Total partnership units        1,862.01
























                 The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000


                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Dec 31, 1999     $      777     1.00 $      777    1.00  $    1,554     2.00

Additions of
 1,766.0394 units 1,810,270 1,766.04                      1,810,270 1,766.04

Syndication costs
 (paid) allocated   (78,435)                223             (78,212)

Withdrawals of
 2.00 units          (1,000)   (1.00)    (1,000)  (1.00)     (2,000)   (2.00)

Net (loss)          (13,404)                                (13,404)

Dec 31, 2000     $1,718,208 1,766.04 $                   $1,718,208 1,766.04

Additions of
 174.8669 units
 (Unaudited)        176,957   174.87                        176,957   174.87

Syndication costs
 paid (Unaudited)    (4,943)                                 (4,943)

Withdrawals of
 78.9024 units
 (Unaudited)        (70,267)  (78.90)                       (70,267)  (78.90)

Net income
 (Unaudited)          3,825                                   3,825

Sep 30, 2001
 (Unaudited)     $1,823,780 1,862.01  $                  $1,823,780 1,862.01

                                      2001
                                   (Unaudited)             2000

  Value per unit                    $  979.47           $  972.92

  Total partnership units            1,862.01            1,766.04




                 The accompanying notes are an integral part
                         of the financial statements.



                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000

                                       Three Months  Nine Months
                                          Ended         Ended
                                       Sep 30, 2001  Sep 30, 2001    2000
                                       (Unaudited)    (Unaudited)  (audited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $ 159,740  $    3,825  $   (13,404)
  Adjustments to reconcile net loss to
   net cash (used in) operating
   activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
      Trading Accounts                     (167,707)   (159,997)  (1,666,810)
      Prepaid commissions                                 3,677       (3,677)
      Accrued interest receivable             1,537        (439)      (1,550)
      Accrued commissions payable               346      (2,213)       4,606
      Management and incentive fees
       payable                                7,729       3,866       11,968
      Accounting and auditing fees
       payable                                2,309         856        3,335

           Net Cash Provided By (Used In)
            Operating Activities              3,954    (150,425)  (1,665,532)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                 215,880    1,760,270
  Syndication and registration costs                     (4,943)     (78,212)
  Partner cash redemptions                  (38,314)    (70,267)      (2,000)

           Net Cash Provided By (Used In)
            Financing Activities            (38,314)    140,670    1,680,058

NET INCREASE (DECREASE) IN CASH             (34,360)     (9,755)      14,526

CASH
  Beginning of period                        40,685      16,080        1,554

  End of period                          $    6,325  $    6,325  $    16,080






                 The accompanying notes are an integral part
                         of the financial statements.


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000



1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. and Shira Pacult are the general partners and commodity pool operators of Bromwell Financial Fund, Limited Partnership. The commodity trading advisors (CTAs) are Ansbacher Investment Management, Inc. and Mangin, which have the authority to trade so much of the Fund's equity as is allocated to them by the General Partners.

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




                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months and nine months ended September 30, 2001, and the year ended December 31, 2000.

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


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


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





                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


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








                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


7.     OFF BALANCE SHEET RISK

       As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values as of the balance sheet date. Open commodity contracts had gross contract value of $2,686,500 on long positions and $211,050 on short positions at September 30, 2001. Open commodity contract had a gross contract value of $2,328,327 on long positions and $528,315 on short positions at December 31, 2000.

       Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at September 30, 2001 and December 31, 2000 was $41,351 and $53,034, respectively.