Form 10-K
period 2001-12-31
BROMWELL FINANCIAL FUND LP
filed 2002-03-29
CIK 1093661

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 2001
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


Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of the years ended December 31, 1999 and 2000 at Registration No. 333-85755.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2001 to December 31, 2001.
                                                              2001
Realized Gain (Loss) From Trading In Futures            $   79,949
Change in Unrealized Gains (Losses) on Open Contracts      (31,224)
Interest Income                                             16,870
Management Fees                                            (69,029)
Incentive Fees                                             (12,893)
Net Income (Loss)                                          (45,439)
General Partner Capital                                          0
Limited Partner Capital                                  1,835,639
Total Partnership Capital                                1,835,639
Net Income (Loss) Per General Partner Unit                       0
Net Income (Loss) Per Limited Partner Unit                  (24.48)
Net Asset Value Per Unit At End of Year                     950.40
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

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 2001, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided in this Form 10-K.

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

The General Partners of the Registrant are Belmont Capital Management, Incorporated, a Delaware corporation, and Ms. Shira Del Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Ms. Shira Del Pacult, age 45, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Ms. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which will serve as underwriter of the "best efforts" offering of the Units once sales have commenced.

Ms. Pacult is also the principal of the general partner of three other commodity pools: Fremont Fund, Limited Partnership, a publicly offered pool which commenced business in November, 1996 and ceased operations in June, 2000; Atlas Futures Fund, Limited Partnership, a publicly offered pool which commenced business in October, 1999; and Auburn Fund, Limited Partnership, a privately offered pool which commenced business in April, 1997.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the partnership:

      Name                                Percent Ownership
      Thomas G. Lyons & Audry M. Lyons          5.14%
      Bill Ernst                                5.19%
      Phyllis J. & James D. Downey             11.44%
      Sterling Trust FBO Ernest Boyer          12.30%
      Sterling Trust FBO Ronald T. Rolley      13.04%

(b) As of December 31, 2001, the General Partner owned no Units of Limited Partnership interests.

(c) The Limited Partnership Agreement governs the terms upon which control of the Partnership may change. No change in ownership of the Units will, alone, determine the location of control. A vote of the limited partners is required to change the control from the General Partner to another general partner. Control of the management of the Partnership may never vest in one or more Limited Partners. There were no changes in control of the Partnership from inception to the date of the filing of this Form 10-K.

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

                                   Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial Statements

      See Index to Financial Statements for the period ended December 31,
      2001.

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

Registrant:                         Bromwell Financial Fund, Limited
                                    Partnership
                                    By Belmont Capital Management,
                                    Incorporated
                                    Its General Partner


Date: March 29, 2002                By: /s/ Shira Del Pacult
                                    Ms. Shira Del Pacult
                                    Sole Director, Sole Shareholder,
                                    President, and Treasurer of the
                                    General Partner


Date: March 29, 2002                By: /s/ Shira Del Pacult
                                    Ms. Shira Del Pacult, General Partner

*******************************************************************************


                           BROMWELL FINANCIAL FUND,
                             LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 YEARS ENDED
                    DECEMBER 31, 2001, 2000 AND THE PERIOD
                     JANUARY 12, 1999 (DATE OF INCEPTION)
                             TO DECEMBER 31, 1999





















                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                          % Corporate Systems, Inc.
                          101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

              YEARS ENDED DECEMBER 31, 2001, 2000 AND THE PERIOD
         FROM JANUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999


                              TABLE OF CONTENTS


                                                          Page

Independent Auditors' Report                                1

Financial Statements -

  Balance Sheets                                            2

  Statements of Operations                                  3

  Statements of Partners' Equity                            4

  Statements of Cash Flows                                  5

  Schedule of Investments                                   6

  Notes to Financial Statements                           7 - 10











To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware




INDEPENDENT AUDITORS' REPORT

      We have audited the accompanying balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2001 and the balance sheet, without the schedule of investments as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2001 and 2000 and the period from January 12, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from January 12, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.





February 13, 2002
Oak Park, Illinois


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2001 AND 2000

                                    ASSETS


                                                       2001      2000

Cash                                              $   39,135     $   16,080
Accrued interest receivable                            1,122          1,550
Prepaid commissions                                                   3,677
Equity in Commodity Futures Trading Accounts -
  Cash                                             1,825,664      1,650,576
  Net unrealized gains on open commodity
  futures contracts (Note 7)                          21,810         53,034
Due from limited partners                                            50,000

                                                  $1,887,731     $1,774,917


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Open options, short positions, at market value
   (cost $62,400 and $76,800)                     $   35,625     $   36,800
  Accrued trading commissions payable                  3,872          4,606
  Accrued management fees payable                      6,845          6,177
  Accrued incentive fees payable                                      5,791
  Accrued accounting fees payable                      1,800          1,500
  Accrued auditing fees payable                        3,950          1,835

  Total Liabilities                                   52,092         56,709


PARTNERS' CAPITAL
  Limited partners - (1,931.43 and 1,766.04 units) 1,835,639      1,718,208
  General partner - (0 units)

          Total Partners' Capital                  1,835,639      1,718,208

                                                  $1,887,731     $1,774,917


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND THE
      PERIOD FROM JANUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999


                                                             January 12, 1999
                                                                 through
                                             2001      2000 December 31, 1999

REVENUES
  Realized gain/(loss) on trading futures $ 79,949 $ (25,297) $ Change in unrealized gain/(loss) on
   open commodity futures contracts         (31,224)    53,034
  Realized gain from trading options        112,105     15,594
  Change in unrealized gain/(loss) on open
   options                                  (13,225)    40,000
  Interest income                            16,870      6,911
  Redemption penalty                          1,416

  Total Revenues                            165,891     90,242


EXPENSES
  Organization costs                                     2,399
  Commissions                                88,335     44,218
  Management fees                            69,029     17,234
  Incentive fees                             12,893     21,651
  Professional accounting and legal fees     39,981     16,794
  Other operating and administrative
   expenses                                   1,092      1,350      446

  Total Expenses                            211,330    103,646      446

NET LOSS                                   $(45,439)  $(13,404)  $ (446)

NET LOSS -
  Limited partnership unit                 $ (24.48)  $ (14.58)  $ (223)

  General partnership unit                 $          $              $ (223)


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND THE
      PERIOD FROM JANUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units
Balance -
January 12, 1999 $                   $                   $

Partner
contributions         1,000     1.00      1,000     1.00      2,000     2.00

Net loss               (223)               (223)               (446)

Balance -
December 31, 1999       777     1.00        777     1.00      1,554     2.00

Additions of
1,766.0394 units  1,810,270 1,766.04                      1,810,270 1,766.04

Syndication costs
(paid) allocated    (78,435)                223             (78,212)

Withdrawals of
2.00 units           (1,000)   (1.00)    (1,000)   (1.00)    (2,000)   (2.00)

Net loss            (13,404)                                (13,404)

Balance -
December 31, 2000 1,718,208 1,766.04                      1,718,208 1,766.04

Additions of
244.2891 units      238,080   244.29                        238,080   244.29

Syndication costs
(paid) allocated     (4,943)                                 (4,943)

Withdrawals of
78.9024 units       (70,267)  (78.90)                       (70,267)  (78.90)

Net loss            (45,439)                                (45,439)

Balance -
Dec 31, 2001     $1,835,639 1,931.43 $                   $1,835,639 1,931.43

                             Dec 31, 2001      Dec 31, 2000      Dec 31, 1999

  Value per unit                $950.40           $972.92           $777.00

  Total partnership units      1,931.43          1,766.04              2.00


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      STATEMENT OF CASH FLOWS WORKSHEET

                          DECEMBER 31, 2001 AND 2000


                                    ASSETS

                                             2001         2000

Cash                                     $   39,135  $   16,080      $23,055
Accrued interest receivable                   1,122       1,550          428
Prepaid commissions                                       3,677        3,677
Equity in Commodity Futures Trading
 Accounts -
  Cash                                    1,825,664   1,650,576     (175,088)
  Net unrealized gains on open commodity
   futures contracts (Note 7)                21,810      53,034       31,224
Open options, short positions, at market
 value (cost ($62,400 and $76,800))         (35,625)    (36,800)      (1,175)
Due from limited partners                                50,000       50,000

                                         $1,852,106  $1,738,117


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable    $    3,872  $    4,606         (734)
  Accrued management fees payable             6,845       6,177          668
  Accrued incentive fees payable                          5,791       (5,791)
  Accrued accounting fees payable             1,800       1,500          300
  Accrued auditing fees payable               3,950       1,835        2,115

         Total Liabilities                   16,467      19,909


PARTNERS' CAPITAL
  Limited partners -
   ( 1,931.43 and 1,766.04 units)         1,835,639   1,718,208
  General partner - (0 units)

  Total Partners' Capital                 1,835,639   1,718,208      117,431

                                         $1,852,106  $1,738,117       23,055


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND THE
      PERIOD FROM JANUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999


                                                                 Jan 12, 1999
                                                                   through
                                             2001           2000 Dec 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $  (45,439) $   (13,404) $  (446)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
        Trading Accounts                      (145,039)  (1,666,810)
      Prepaid commissions                        3,677       (3,677)
      Accrued interest receivable                  428       (1,550)
      Accrued commissions payable                 (734)       4,606
      Management and incentive fees payable     (5,123)      11,968
      Accounting and auditing fees payable       2,415        3,335

           Net Cash Used In
            Operating Activities              (189,815)  (1,665,532)    (446)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                        288,080    1,760,270    2,000
  Syndication and registration costs            (4,943)     (78,212)
  Partner cash redemptions                     (70,267)      (2,000)

  Net Cash Provided By
  Financing Activities                         212,870    1,680,058    2,000

NET INCREASE IN CASH                            23,055       14,526    1,554

CASH
  Beginning of period                           16,080        1,554

  End of period                             $   39,135  $    16,080  $ 1,554


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           SCHEDULE OF INVESTMENTS

                              DECEMBER 31, 2001


Contracts  (All securities are from U.S. markets)              Value

           Commodity Futures Positions, Held Long

    2      March '02 British Pounds                            $      775
    3      March '02 Canadian Dollars                              (3,030)
    2      March '02 ECU                                           (1,800)
    2      March '02 US Dollar Index                                1,000
    5      March '02 Cotton                                        (6,025)
    2      April '02 Platinum                                       2,850
    2      March '02 Hi-Grade Copper                               (1,250)

               Total Commodity Futures Positions, Held Long        (7,480)

           Commodity Futures Positions Sold Short

    6      March '02 Treasury Bonds                                 8,250
    4      March '02 Treasury Notes                                 6,000
    4      March '02 Swiss Francs                                  (3,850)
    4      March '02 Japanese Yen                                  16,350
    2      Feb '02 Natural Gas                                      2,540

               Total Commodity Futures Sold Short                  29,290

           Net Commodity Futures Positions                         21,810

           Cash in Trading Accounts                             1,825,664

               Total Investments                               $1,847,474

           Securities Sold Short

               Options

    6      Calls Jan '02 S & P Index @ 1190                    $    7,050
    18     Calls Jan '02 S & P Index @ 1200                        13,950
    6      Puts  Jan '02 S & P Index @ 1015                         2,175
    6      Puts  Jan '02 S & P Index @ 1030                         2,550
    6      Puts  Jan '02 S & P Index @ 1050                         3,450
    6      Puts  Jan '02 S & P Index @ 1080                         6,450

               Total Options Sold short (proceeds $62,400)     $   35,625


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2001, 2000 AND 1999


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

                       DECEMBER 31, 2001, 2000 AND 1999


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for years ended December 31, 2001, 2000 or the initial period January 12, 1999 through December 31, 1999 since the fund has no debt nor pays federal income taxes.

        Reclassification - Certain items in the previously issued 2000 financial statements have been reclassified to conform to current year presentation.

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

                       DECEMBER 31, 2001, 2000 AND 1999


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

                       DECEMBER 31, 2001, 2000 AND 1999


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

7.      OFF BALANCE SHEET RISK

        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had a gross contract value of $996,150 and $2,328,327 on long positions and $1,763,600 and $528,315 on short positions at December 31, 2001 and 2000, respectively.

        Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gains on open commodity futures contracts at December 31, 2001 and 2000 was $21,810 and $53,034, respectively.