Form 10-Q
period 2002-03-31
BROMWELL FINANCIAL FUND LP
filed 2002-05-15
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the first quarter ended March 31, 2002, and audited results for the calendar year 2001 are attached hereto and made a part hereof.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Bromwell Financial Fund, Limited
                                    Partnership
                                    By Belmont Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: May 15, 2002

*******************************************************************************



















                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2002 AND 2001
                                  ( A Review)























                                GENERAL PARTNER:
                        Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901







To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware




                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of March 31, 2002 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with
standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our review we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              We have previously audited, in accordance with
auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2001 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2002, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:   May 8, 2002                     By: /s/ Frank L. Sassetti & Co.
                                        Frank L. Sassetti & Co.
                                        Certified Public Accountants


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                     ASSETS
                                                     March 31,
                                                       2002     December 31,
                                                    (A Review)      2001


Cash                                              $   54,698     $   39,135
Accrued interest receivable                           16,499          1,122
Equity in Commodity Futures Trading Accounts -
  Cash                                             1,747,422      1,825,664
  Net unrealized gains on open commodity
  futures contracts (Note 7)                           2,996         21,810

                                                  $1,821,615     $1,887,731


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Open options, short positions, at market value
   (cost $129,500 and $62,400)                    $   63,613     $   35,625
  Accrued trading commissions payable                  1,357          3,872
  Accrued management fees payable                      6,246          6,845
  Accrued incentive fees payable                      19,201
  Accrued accounting fees payable                                     1,800
  Accrued auditing fees payable                                       3,950
  Partner redemptions payable                                         5,079

             Total Liabilities                        95,496         52,092


PARTNERS' CAPITAL
  Limited partners -
   ( 1,715.07 and 1,931.43 units)                  1,726,119      1,835,639
  General partner - (0 and 0 units)

             Total Partners' Capital               1,726,119      1,835,639

                                                  $1,821,615     $1,887,731








                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (A Review)


                                                         2002         2001

REVENUES
  Realized gain (loss) on trading futures             $  (2,750)    $ 59,813
  Change in unrealized (loss) on open commodity
   futures contracts                                    (18,814)     (17,707)
  Realized gain from trading options                    171,827      134,597
  Change in unrealized gain (loss) on open options       39,113      (20,000)
  Interest income                                         1,489        9,068
  Redemption penalty                                      4,452

               Total Revenues                           195,317      165,771


EXPENSES
  Registration costs                                      6,295
  Commissions                                            44,911       46,838
  Management fees                                        17,393       17,738
  Incentive fees                                         19,201        5,956
  Professional accounting and legal fees                 12,501        8,515
  Other operating and administrative expenses               356          213

               Total Expenses                           100,657       79,260

NET INCOME                                             $ 94,660     $ 86,511

NET INCOME
  Limited partnership unit                             $  52.96     $  48.41

  General partnership unit                             $            $















                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (A Review)




                                    2002                      2001

                             Amount       Units        Amount       Units

December 31               $1,835,639     1,931.43   $1,718,208     1,766.04

Partner additions             23,500        22.73      119,314       111.94

Partner withdrawals         (227,680)     (239.09)

Syndication costs paid                                  (2,188)

Net income                    94,660                    86,511

March 31                  $1,726,119     1,715.07   $1,921,845     1,877.98





                                               2002          2001

  Value per unit                            $1,006.45     $1,023.36

  Total partnership units                    1,715.07      1,877.98


















                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (A Review)



                                                         2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  94,660    $  86,511
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
      Trading Accounts                                  125,044     (183,828)
      Prepaid commissions                                              3,677
      Accrued interest receivable                       (15,377)      (6,740)
      Accrued commissions payable                        (2,515)       4,816
      Management and incentive fees payable              18,602        2,861
      Accounting and auditing fees payable               (5,750)         611

                Net Cash Provided By (Used In)
                 Operating Activities                   214,664      (92,092)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                  23,500       78,280
  Syndication and registration costs                                  (2,188)
  Partner cash redemptions                             (222,601)

                Net Cash Provided By (Used In)
                 Financing Activities                  (199,101)      76,092

NET INCREASE (DECREASE) IN CASH                          15,563      (16,000)

CASH
  Beginning of period                                    39,135       16,080

  End of period                                       $  54,698    $      80










                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 March 31, 2002
                                   (A Review)


Contracts  (All securities are from U.S. markets)                 Value

           Commodity Futures Positions, Held Long

    3      June '02 Swiss Francs                              $    (3,263)
    2      June '02 Canadian Dollars                                 (180)
    1      June '02 European Currency Unit                         (1,238)
    1      June '02 S & P Index                                       225
    2      May '02 Cotton                                            (540)
    1      May '02 New York Crude Oil                               1,840
    1      May '02 Hi-Grade Copper                                  1,388
    1      May '02 Natural Gas                                      1,480

               Total Commodity Futures Positions, Held Long          (288)

           Commodity Futures Positions Sold Short

    6      September '02 Eurodollars                                1,125
    3      June '02 Treasury Bonds                                  3,000
    2      June '02 Treasury Notes                                    531
    1      June '02 US Dollar Index                                (1,660)
    2      June '02 Japanese Yen                                      225
    1      June '02 British Pounds                                     63

               Total Commodity Futures Sold Short                   3,284

           Net Commodity Futures Positions                          2,996

           Cash in Trading Accounts                             1,747,422

               Total Investments                               $1,750,418














                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 March 31, 2002
                                   (A Review)


           Securities Sold Short

               Options

    9      Calls Apr '02 S & P Index @ 1210                   $     2,925
    6      Calls Apr '02 S & P Index @ 1215                         2,363
    34     Calls Apr '02 S & P Index @ 1200                        17,850
    9      Calls Apr '02 S & P Index @ 1220                         1,800
    18     Puts Apr '02 S & P Index @ 1075                         10,350
    9      Puts Apr '02 S & P Index @ 1050                          2,700
    9      Puts Apr '02 S & P Index @ 1080                          5,625
    25     Puts Apr '02 S & P Index @ 1090                         20,000

               Total Options Sold short (proceeds $129,500)    $   63,613































                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


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

        Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Recurring registration costs are charged to expense as incurred.

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




                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2002 and 2001.

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

3.      THE LIMITED PARTNERSHIP AGREEMENT

        The Limited Partnership Agreement provides, among other things, the following:

        Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the partnership.





                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


3.      THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

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






                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


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





                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


7.      OFF BALANCE SHEET RISK

        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at March 31. Open commodity contracts had gross contract value of $296,399 on long positions and $785,651 on short positions at March 31, 2001. Open commodity contract had a gross contract value of $860,455 on long positions and $2,347,004 on short positions at March 31, 2002.

        Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at March 31, 2002 and 2001 was $2,996 and $35,327 respectively.