Form 10-Q
period 2002-06-30
BROMWELL FINANCIAL FUND LP
filed 2002-08-15
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the second quarter ended June 30, 2002, and audited results for the calendar year 2001 are attached hereto and made a part hereof.

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

The Registrant will continue to offer Units for sale to the public via its prospectus dated August 2, 2002 until the total amount of registered securities, $7,000,000, is sold or the offering terminates.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	None

(b)	A Form 8-K was filed on August 7, 2002 to report the following:

        Item 5. Other Events and Regulation FD Disclosure.

        SUBSEQUENT EVENTS TO JUNE 30, 2002 FINANCIAL STATEMENTS

        On July 30, 2002, management discovered that certain expenses and fees for the period from inception of the Fund to June 30, 2002, including introducing broker commissions to an Affiliated Broker of the Fund General Partner and to Non-Affiliated Commodity Trading Advisors management fees were underpaid because of a calculation error by an independent accountant responsible for the preparation of the Fund original book entries. The Fund will pay the additional amount, estimated by management to be approximately two percent of Fund assets, to the Affiliated Broker and Non-Affiliated Commodity Trading Advisors in a lump sum during the third quarter of 2002. No interest will be paid by the Fund on the underpayment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Bromwell Financial Fund, Limited
                                    Partnership
                                    By Belmont Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: August 14, 2002

*******************************************************************************


                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                  ( A Review)























                                GENERAL PARTNER:
                        Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901



                            Frank L. Sassetti & Co.





To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware




      We have reviewed the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of June 30, 2002 and the related statements of operations, partners' equity and cash flows for the three months and six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Partnership's management.

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




/s/ Frank L. Sassetti & Co.

July 26, 2002
Oak Park, Illinois


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                      JUNE 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                     June 30
                                                       2002     December 31
                                                    (A Review)      2001

Cash                                              $   30,699     $   39,135
Accrued interest receivable                              450          1,122
Prepaid commissions                                   19,587
Equity in Commodity Futures Trading Accounts -
  Cash                                             1,825,003      1,825,664
  Net unrealized gains on open commodity
   futures contracts (Note 7)                         84,872         21,810
Due from limited partners                             21,628

                                                  $1,982,239     $1,887,731


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Open options, short positions, at market value
   (cost $0 and $62,400)                          $              $   35,625
  Accrued trading commissions payable                  1,384          3,872
  Accrued management fees payable                      2,633          6,845
  Accrued incentive fees payable                      52,196
  Accrued accounting fees payable                                     1,800
  Accrued auditing fees payable                        3,000          3,950
  Sales commissions payable                            1,297

             Total Liabilities                        60,510         52,092


PARTNERS' CAPITAL
  Limited partners -
   (1,767.08 and 1,931.43 units)                   1,921,729      1,835,639
  General partner - (0 and 0 units)

             Total Partners' Capital               1,921,729      1,835,639

                                                  $1,982,239     $1,887,731






                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (A Review)


                                   Three       Six       Three       Six
                                   Months     Months     Months     Months
                                 Ended June Ended June Ended June Ended June
                                  30, 2002   30, 2002   30, 2001   30, 2001

REVENUES
  Realized gain on trading
   futures                        $  65,457  $  62,707  $   6,870  $  66,683
  Change in unrealized gain
   (loss) on open commodity
   futures contracts                 81,876     63,062    (30,535)   (48,242)
  Realized gain (loss) from
   trading options                  181,621    353,448   (151,196)   (16,599)
  Change in unrealized gain
   (loss) on open options           (65,888)   (26,775)       800    (19,200)
  Interest income                     1,292      2,781      3,890     12,958
  Redemption penalty                    102      4,554        267        267

           Total Revenues           264,460    459,777   (169,904)    (4,133)


EXPENSES
  Registration costs                             6,295
  Commissions                        42,672     87,583     43,681     90,519
  Management fees                    17,318     34,711     17,037     34,775
  Incentive fees                     52,197     71,398                 5,956
  Professional accounting and
   legal fees                        14,846     27,347     11,636     20,151
  Other operating and
   administrative expenses              219        575        168        381

           Total Expenses           127,252    227,909     72,522    151,782

NET INCOME (LOSS)                  $137,208   $231,868  $(242,426) $(155,915)

NET INCOME (LOSS)
  Limited partnership unit         $  79.47   $ 131.97  $ (128.24) $  (84.80)

  General partnership unit         $          $         $          $





                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (A Review)




                                    2002                      2001

                             Amount       Units        Amount       Units

December 31               $1,835,639     1,931.43   $1,718,208     1,766.04

Partner additions             81,902        74.74      165,880       164.05

Partner withdrawals         (227,680)     (239.09)     (70,267)      (78.90)

Syndication costs paid                                  (4,943)

Net income (loss)            231,868                  (155,915)

June 30                   $1,921,729     1,767.08   $1,652,963     1,851.19





                                               2002         2001

  Value per unit                            $1,087.52    $  892.92

  Total partnership units                    1,767.08     1,851.19


















                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (A Review)



                                    2002                      2001

                             Amount       Units        Amount       Units

March 31                  $1,726,119     1,715.07   $1,921,845     1,877.98

Partner additions             58,402        52.01       46,566        52.11

Partner withdrawals                                    (70,267)      (78.90)

Syndication costs paid                                  (2,755)

Net income(loss)             137,208                  (242,426)

June 30                   $1,921,729     1,767.08   $1,652,963     1,851.19





                                               2002         2001

  Value per unit                            $1,087.52    $  892.92

  Total partnership units                    1,767.08     1,851.19



















                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (A Review)

                                      Three       Six       Three       Six
                                      Months     Months     Months     Months
                                      Ended      Ended      Ended      Ended
                                        June 30, 2002         June 30, 2001

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income (loss)                 $137,208   $231,868 $(242,426) $(155,915)
  Adjustments to reconcile net
   Income (loss) to net cash
   provided by(used in) operating
   activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
       Trading Accounts             (223,070)   (98,026)  191,538      7,710
      Accrued interest receivable     16,049        672     4,764     (1,976)
      Prepaid/accrued commissions    (18,263)   (20,778)   (7,375)     1,118
      Management and incentive fees
       payable                        29,382     47,984    (6,724)    (3,863)
      Accounting and auditing fees
       payable                         3,000     (2,750)   (2,064)    (1,453)

         Net Cash Provided By (Used
          In) Operating Activities   (55,694)   158,970    (62,287) (154,379)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions               36,774     60,274    137,600   215,880
  Syndication and registration costs                        (2,755)   (4,943)
  Partner cash redemptions            (5,079)  (227,680)   (31,953)  (31,953)

         Net Cash Provided By (Used
          In) Financing Activities    31,695   (167,406)   102,892   178,984

NET INCREASE (DECREASE) IN CASH      (23,999)    (8,436)    40,605    24,605

CASH
  Beginning of period                 54,698     39,135         80    16,080

  End of period                     $ 30,699   $ 30,699  $  40,685 $  40,685



                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                      JUNE 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                          June 30
                                            2002        June 30
                                         (A Review)       2001

Cash                                      $   30,699  $   40,685
Accrued interest receivable                   20,037       3,526    (16,511)
Equity in Commodity Futures Trading
 Accounts -
  Cash                                     1,825,003   1,670,109   (154,894)
  Undeposited new partner capital             21,627     (21,627)
  Net unrealized gains on open commodity
   futures contracts (Note 7)                 84,872       4,791    (80,081)
  Open options, short positions, at market
   value (cost $129,500 and $62,400)                     (15,800)   (15,800)

                                          $1,982,238  $1,703,311


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Open options, short positions, at market
   value (cost $129,500 and $62,400)                  $-          $-
  Accrued management fees payable to
   the GP                                         (2)                    (2)
  Accrued trading commissions payable          1,384       2,047       (663)
  Accrued management fees payable              2,635       8,105     (5,470)
  Accrued incentive fees payable              52,197                 52,197
  Accrued accounting fees payable              1,882                 (1,882)
  Accrued auditing fees payable                3,000                  3,000
  Partner redemptions                         38,314                (38,314)
  Front end load payable                       1,297                  1,297

              Total Liabilities               60,511                 50,348


PARTNERS' CAPITAL
  Limited partners -
   (1,775.74 and 1,877.98 units)           1,921,727   1,652,963    268,764
  General partner - (0 and 0 units)

             Total Partners' Capital       1,921,727   1,652,963

                                          $1,982,238  $1,703,311  $  (9,986)

                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 June 30, 2002
                                   (A Review)


Contracts  (All securities are from U.S. markets)                 Value

           Commodity Futures Positions, Held Long

    5      Sept '02 Treasury Bonds                            $     2,969
    3      Sept '02 Treasury Notes                                  3,453
    1      Sept '02 Hi - Grade Copper                                 237
    2      Sept '02 British Pounds                                  6,638
    2      Sept '02 Canadian Dollars                                1,920
    10     Dec '02 Eurodollars                                      9,150
    4      Sept '02 Swiss Francs                                   14,450
    5      Sept '02 Japanese Yen                                   19,300
    2      Sept '02 European Currency Unit                          9,475
    2      Dec '02 Cotton                                           5,100
    3      Aug '02 New York Crude Oil                                 780

               Total Commodity Futures Positions, Held Long        73,472

           Commodity Futures Positions Sold Short

    2      Sept '02 US Dollar Index                                 7,850
    2      Aug '02 Natural Gas                                      3,550

               Total Commodity Futures Sold Short                  11,400

           Net Commodity Futures Positions                         84,872

           Cash in Trading Accounts                             1,825,003

               Total Investments                               $1,909,875















                  The accompanying notes are an integral part
                          of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


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




                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months or six months ended June 30, 2002 and 2001.

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





                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


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






                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


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







                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


7.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at June 30. Open commodity contracts had gross contract value of $12,322,184 on long positions and $278,000 on short positions at June 30, 2002. Open commodity contract had a gross contract value of $2,116,456 on long positions and $822,780 on short positions at June 30, 2001.

      Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at June 30, 2002 and 2001 was $84,872 and $4,791, respectively.



8.    SUBSEQUENT EVENTS

      On July 30, 2002, it was discovered that certain expenses and fees, including initiating broker commissions and commodity trading advisor management fees were underpaid due to a calculation error. The Fund will pay the additional amount in the third quarter when the actual amount is determined. No interest will be charged on the underpayment.