Form 10-Q
period 2002-09-30
BROMWELL FINANCIAL FUND LP
filed 2002-11-18
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the third quarter ended September 30, 2002, and audited results for the calendar year 2001 are attached hereto and made a part hereof.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	None

(b)	None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Bromwell Financial Fund, Limited
                                    Partnership
                                    By Belmont Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: November 15, 2002

*******************************************************************************


                            BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2002 AND 2001
                                  ( A Review)























                                GENERAL PARTNER:
                        Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901





Frank L. Sassetti & Co.



To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware




      We have reviewed the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of September 30, 2002 and the related statements of operations, partners' equity and cash flows for the three months and nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Partnership's management.

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

November 4, 2002
Oak Park, Illinois


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS
                                                   September 30
                                                       2002     December 31
                                                    (A Review)      2001

Cash                                              $   23,841     $   39,135
Accrued interest receivable                           14,976          1,122
Prepaid commissions                                      401
Equity in Commodity Futures Trading Accounts -
  Cash                                             2,046,352      1,825,664
  Net unrealized gains on open commodity
   futures contracts (Note 7)                         37,544         21,810
Open options, long positions, at market value
  (cost $57,575 and $0)                               50,837

                                                  $2,173,951     $1,887,731


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Open options, short positions, at market value
   (cost $155,575 and $62,400)                    $  155,575     $   35,625
  Accrued trading commissions payable                    966          3,872
  Accrued management fees payable                      5,841          6,845
  Accrued incentive fees payable                      17,180
  Accrued accounting fees payable                                     1,800
  Accrued auditing fees payable                        2,600          3,950

          Total Liabilities                          182,162         52,092


PARTNERS' CAPITAL
  Limited partners - ( 1,772.87 and
   1,931.43 units)                                 1,991,789      1,835,639
  General partner - (0 and 0 units)

  Total Partners' Capital                          1,991,789      1,835,639

                                                  $2,173,951     $1,887,731







                  The accompanying notes are an integral part
                          of the financial statement


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                   Three       Nine       Three      Nine
                                   Months     Months     Months     Months
                                  Ended Sep  Ended Sep  Ended Sep  Ended Sep
                                  30, 2002   30, 2002   30, 2001   30, 2001


REVENUES
  Realized gain on trading
   futures                       $  144,960  $ 207,667  $  56,891  $ 123,574
  Change in unrealized gain
   (loss) on open commodity
   futures contracts                (47,328)    15,734     36,559    (11,683)
  Realized gain from trading
   options                           71,712    425,160    160,522    143,923
  Change in unrealized (loss) on
   open options                      (6,737)   (33,512)   (21,850)   (41,050)
  Interest income                     2,137      4,918      2,607     15,565
  Redemption penalty                             4,554      1,149      1,416

         Total Revenues             164,744    624,521    235,878    231,745


EXPENSES
  Registration costs                  4,316     10,611
  Commissions                        72,256    159,839     42,216    132,735
  Management and incentive fees 11,531 117,640 23,218 63,949 Professional accounting and
   legal fees                        12,169     39,516     10,647     30,798
  Other operating and
   administrative expenses              698      1,273         57        438

         Total Expenses             100,970    328,879     76,138    227,920

NET INCOME                       $   63,774  $ 295,642  $ 159,740  $   3,825

NET INCOME -
  Limited partnership unit       $    36.01  $  167.83  $   86.29  $    2.08

  General partnership unit       $           $          $          $





                  The accompanying notes are an integral part
                          of the financial statement


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (A Review)





                                    2002                      2001

                             Amount       Units        Amount       Units

December 31               $1,835,639     1,931.43   $1,718,208     1,766.04

Partner additions             88,188        80.53      176,957       174.87

Partner withdrawals         (227,680)     (239.09)     (70,267)      (78.90)

Syndication costs paid                                  (4,943)

Net income(loss)             295,642                     3,825

September 30              $1,991,789     1,772.87   $1,823,780     1,862.01





                                                    2002          2001

  Value per unit                                 $1,123.48     $  979.47

  Total partnership units                         1,772.87      1,862.01

















                  The accompanying notes are an integral part
                          of the financial statement


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (A Review)



                                    2002                      2001

                             Amount       Units        Amount       Units

June 30                   $1,921,729     1,767.08   $1,652,963     1,851.19

Partner additions              6,286         5.79       11,077        10.82

Partner withdrawals

Syndication costs paid

Net income                    63,774                   159,740

September 30              $1,991,789     1,772.87   $1,823,780     1,862.01





                                                    2002          2001

  Value per unit                                 $1,123.48     $  979.47

  Total partnership units                         1,772.87      1,862.01



















                  The accompanying notes are an integral part
                          of the financial statement


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2002 AND 2001


                                      Three     Nine      Three     Nine
                                      Months   Months     Months   Months
                                      Ended    Ended      Ended    Ended
                                       Sep 30, 2002        Sep 30, 2001

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income                        $ 63,774  $295,642  $ 159,740  $   3,825
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities -
    Changes in operating assets
     and liabilities -
      Equity in Commodity Futures
      Trading Accounts               (69,283) (167,309)  (167,707)  (159,997)
      Prepaid commissions             19,186      (401)                3,677
      Accrued interest receivable    (14,526)  (13,854)     1,537       (439)
      Accrued commissions payable     (1,715)   (2,906)       346     (2,213)
      Management and incentive
       fees payable                  (31,808)   16,176      7,729      3,866
      Accounting and auditing
       fees payable                     (400)   (3,150)     2,309        856

  Net Cash Provided By (Used In)
   Operating Activities              (34,772)  124,198      3,954   (150,425)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions               27,914    88,188               215,880
  Syndication and registration costs                                  (4,943)
  Partners cash redemptions                   (227,680)   (38,314)   (70,267)

  Net Cash Provided By (Used In)
  Financing Activities                27,914  (139,492)   (38,314)   140,670

NET DECREASE IN CASH                  (6,858)  (15,294)   (34,360)    (9,755)

CASH
  Beginning of period                 30,699    16,080     40,685     16,080

  End of period                     $ 23,841  $    786   $  6,325   $  6,325



                  The accompanying notes are an integral part
                          of the financial statement


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               September 30, 2002
                                   (A Review)

Contracts   (All securities are from U.S. markets)              Value

            Securities Held Long
  Options

    49      Calls Oct '02 S & P Index @ 950                 $    5,512
    49      Puts Oct '02 S & P Index @ 710                      45,325

                Total Options held long (cost $57,575)          50,837

            Commodity Futures Positions, Held Long

    2       Dec '02 Treasury Bonds                               9,625
    2       Dec '02 Treasury Notes                               8,297
    2       Jan '03 Platinum                                       350
    1       Dec '02 British Pounds                                 787
    5       Dec '02 Eurodollars                                 12,150
    2       Dec '02 European Currency Unit                       2,100
    2       Nov '02 Natural Gas                                  1,680
    3       Nov '02 New York Crude Oil                           4,140

                Total Commodity Futures Positions, Held Long    39,129

            Commodity Futures Positions Sold Short

    4       Dec '02 Hi - Grade Copper                            2,650
    3       Dec '02 Canadian Dollars                               360
    4       Dec '02 Swiss Francs                                (5,150)
    6       Dec '02 Japanese Yen                                   (75)
    2       Dec '02 Cotton                                         630

                Total Commodity Futures Sold Short              (1,585)

            Net Commodity Futures Positions                 $   37,544

            Cash in Trading Accounts                         2,046,352

                Total Investments                           $2,134,733

           Securities Sold Short

                Options

    49      Calls Oct '02 S & P Index @ 900                 $   30,625
    49      Puts Oct '02 S & P Index @ 760                     124,950

               Total Options Sold Short (proceeds $155,575) $  155,575


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2002 AND 2001



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

                          SEPTEMBER 30, 2002 AND 2001


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months and nine months ended September 30, 2002 and 2001.

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

                          SEPTEMBER 30, 2002 AND 2001


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

                          SEPTEMBER 30, 2002 AND 2001


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








                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2002 AND 2001


7.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values as of the balance sheet date. Open commodity contracts had gross contract value of $2,264,960 on long positions and $1,257,405 on short positions at September 30, 2002. Open commodity contract had a gross contract value of $996,150 on long positions and $1,763,600 on short positions at December 31, 2001.

      Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at September 30, 2002 and December 31, 2001 was $37,544 and $21,810, respectively.