Form 10-K
period 2002-12-31
BROMWELL FINANCIAL FUND LP
filed 2003-03-31
CIK 1093661

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 2002
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

                                  (260) 833-1306
                                  --------------
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


Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of the years ended December 31, 1999, 2000 and 2001 at Registration No. 333-85755.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2002 to December 31, 2002.

                                                                  2002

Realized Gain (Loss) From Trading In Futures                  $  59,656
Change in Unrealized Gains (Losses) on Open Contracts            49,936
Interest Income                                                   6,435
Management Fees                                                  72,904
Incentive Fees                                                   62,248
Net Income (Loss)                                               (73,885)
General Partner Capital                                               0
Limited Partner Capital                                       1,649,988
Total Partnership Capital                                     1,649,988
Net Income (Loss) Per General Partner Unit                            0
Net Income (Loss) Per Limited Partner Unit                       (41.70)
Net Asset Value Per Unit At End of Year                          908.99
----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 2000 and the years 2001 and 2002 reflect the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 2002, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided in this Form 10-K.

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

The General Partners of the Registrant are Belmont Capital Management, Incorporated, a Delaware corporation, and Ms. Shira Del Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Ms. Shira Del Pacult, age 46, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Ms. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which will serve as underwriter of the "best efforts" offering of the Units once sales have commenced.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the partnership:

Name                                   Percent Ownership

Thomas G. Lyons & Audry M. Lyons            5.52%
Bill Ernst                                  5.57%
Norman E. Spaulding                         5.82%
Sterling Trust FBO Ernest Boyer            13.21%
Sterling Trust FBO Ronald T. Rolley        14.01%

(b) As of December 31, 2002, the General Partner owned no Units of Limited Partnership interests.

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

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. Financial Statements

See Index to Financial Statements for the period ended December 31, 2002.

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

(d)  Reports on Form 8-K:  none

(e)  Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                     Bromwell Financial Fund, Limited Partnership
                                By Belmont Capital Management, Inc.
                                Its General Partner

Date: March 27, 2003            By: /s/ Shira Del Pacult
                                Ms. Shira Del Pacult
                                Sole Director, Sole Shareholder
                                President and Treasurer


Date: March 27, 2003            By: /s/ Shira Del Pacult
                                Ms. Shira Del Pacult
                                General Partner


*******************************************************************************



                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                  YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000

                        (With Auditors' Report Thereon)





















                                GENERAL PARTNER:
                        Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901








To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware




INDEPENDENT AUDITORS' REPORT

                              We have audited the accompanying balance
sheets, including the schedules of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.



Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:   February 11, 2003               By: /s/ Frank L. Sassetti & Co.
                                        Frank L. Sassetti & Co.
                                        Certified Public Accountants


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                     ASSETS



                                                       2002         2001


Cash (Note 5)                                     $   19,491     $   39,135
Accrued interest receivable                            1,884          1,122
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    1,578,725      1,825,664
  Net unrealized gains on open commodity
   futures contracts (Note 7)                         71,746         21,810

                                                  $1,671,846     $1,887,731


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Open options, short positions, at market value
   (cost $0 and $62,400)                          $              $   35,625
  Partner redemptions payable                          4,613
  Accrued trading commissions payable                    987          3,872
  Accrued management fees payable                      6,007          6,845
  Accrued incentive fees payable                       2,751
  Accrued accounting fees payable                                     1,800
  Accrued auditing fees payable                        7,500          3,950

           Total Liabilities                          21,858         52,092


PARTNERS' CAPITAL
  Limited partners - (1,815.19 and 1,922.06 units) 1,649,988      1,835,639
  General partner - (0 units)

           Total Partners' Capital                 1,649,988      1,835,639

                                                  $1,671,846     $1,887,731








                  The accompanying notes are an integral part
                          of the financial statement


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                             2002        2001       2000


REVENUES
  Realized gain/(loss) on trading futures $   59,656 $   79,949  $  (25,297)
  Change in unrealized gain/(loss) on
   open commodity futures contracts           49,936    (31,224)     53,034
  Realized gain from trading options          62,712    112,105      15,594
  Change in unrealized gain/(loss) on
   open options                              (26,775)   (13,225)     40,000
  Interest income                              6,435     16,870       6,911
  Redemption penalty (Note 3)                  4,554      1,416

             Total Revenues                  156,518    165,891      90,242


EXPENSES
  Organization costs                                                  2,399
  Commissions (Note 4)                        45,284     88,335      44,218
  Management fees (Note 4)                    72,904     69,029      17,234
  Incentive fees (Note 4)                     62,248     12,893      21,651
  Professional accounting and legal fees 48,539 39,981 16,794 Other operating and administrative
   expenses                                    1,428      1,092       1,350

             Total Expenses                  230,403    211,330     103,646

NET LOSS                                   $ (73,885) $ (45,439)  $ (13,404)

NET LOSS -
  Limited partnership unit                 $  (41.70) $  (24.48)  $  (14.58)

  General partnership unit                 $          $           $












                  The accompanying notes are an integral part
                          of the financial statement


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units
Balance -
Jan 1, 2000      $      777     1.00 $      777     1.00 $    1,554     2.00
Additions of
1,766.0394 units  1,810,270 1,766.04                      1,810,270 1,766.04
Syndication costs
(paid) allocated    (78,435)                223             (78,212)
Withdrawals of
2.00 units           (1,000)   (1.00)    (1,000)   (1.00)    (2,000)   (2.00)
Net loss            (13,404)                                (13,404)
Balance -
Dec 31, 2000      1,718,208 1,766.04                      1,718,208 1,766.04
Additions of
244.2891 units      238,080   244.29                        238,080   244.29
Syndication costs
(paid) allocated    (4,943)                                  (4,943)
Withdrawals of
88.2695 units      (70,267)   (88.27)                       (70,267)  (88.27)
Net loss           (45,439)                                 (45,439)
Balance -
Dec 31, 2001     1,835,639  1,922.06                      1,835,639 1,922.06
Additions of
244.5048 units     230,750    244.50                        230,750   244.50
Syndication costs
(paid) allocated   (18,337)                                 (18,337)
Withdrawals of
351.3689 units    (324,179)  (351.37)                      (324,179) (351.37)
Net loss           (73,885)                                 (73,885)
Balance -
Dec 31, 2002    $1,649,988  1,815.19                     $1,649,988 1,815.19

                               Dec 31, 2002      Dec 31, 2001   Dec 31, 2000

  Value per unit                $  908.99         $  955.04      $  972.92
  Total partnership units        1,815.19          1,922.06       1,766.04



                  The accompanying notes are an integral part
                          of the financial statement


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                             2002        2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $  544,463  $ (322,572) $1,190,337
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $  (73,885) $  (45,439) $  (13,404)
  Adjustments to reconcile net loss to
   net cash provided by  (used in)
   operating activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
      Trading Accounts                    161,378    (145,039) (1,666,810)
      Prepaid commissions                               3,677      (3,677)
      Accrued interest receivable            (762)        428      (1,550)
      Accrued commissions payable          (2,885)       (734)      4,606
      Management and incentive
       fees payable                         1,913      (5,123)     11,968
      Accounting and auditing
       fees payable                         1,750       2,415       3,335

        Net Cash Provided By (Used In)
         Operating Activities              87,509    (189,815) (1,665,532)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                   230,750     288,080   1,760,270
  Syndication and registration costs      (18,337)     (4,943)    (78,212)
  Partner cash redemptions               (319,566)    (70,267)     (2,000)

        Net Cash Provided By (Used In)
         Financing Activities            (107,153)    212,870   1,680,058

NET INCREASE (DECREASE) IN CASH           (19,644)     23,055      14,526

CASH
  Beginning of period                      39,135      16,080       1,554

  End of period                        $   19,491  $   39,135  $   16,080






                  The accompanying notes are an integral part
                          of the financial statement


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2002


Contracts                                                        Value

          United States Commodity Futures Positions, Held Long


    1     Mar '03 British Pounds                                 $    2,138
    3     Mar '03 Treasury Notes                                      5,765
    9     Mar '03 Euro Dollars                                       11,463
    2     Mar '03 European Currency Unit                             10,525
    6     Mar '03 Swiss Francs                                       29,700
    3     Mar '03 US Dollar Index                                    10,170
    3     Mar '03 Cotton                                              1,305
    5     Feb '03 New York Crude Oil                                 17,400
    2     Apr  '03 Platinum                                           1,240

            Total Commodity Futures Positions, Held Long             89,706

          Commodity Futures Positions Sold Short

    4     Mar '03 Hi-Grade Copper                                    (4,150)
    4     Mar '03 Canadian Dollars                                   (2,320)
    3     Feb '03 Natural Gas                                       (11,490)

            Total Commodity Futures Sold Short                      (17,960)

              Net Commodity Futures Positions                        71,746

          Cash in Trading Accounts      1,578,725

                Total Investments                                $1,650,471
















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

                        DECEMBER 31, 2002, 2001 AND 2000


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. and Shira Pacult are the general partners and commodity pool operators (CPOs) of Bromwell Financial Fund, Limited Partnership. The commodity trading advisors (CTAs) are Ansbacher Investment Management, Inc. and Mangin, which have the authority to trade so much of the Fund's equity as is allocated to them by the General Partner.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. The Fund remains open to new partners and incurs costs required to retain the ability to issue new units. Such costs are treated in a similar manner. Costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

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

                        DECEMBER 31, 2002, 2001 AND 2000


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for years ended December 31, 2002, 2001 or 2000 since the fund has no debt nor does it pay federal income taxes.

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


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


3.    THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

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

      A management fee of 1% (annual rate) of the Fund's total assets available for trading, allocated to each CTA to trade will be paid to each CTA and 3% of the Fund's total assets available for trading, allocated to all CTA's will be paid to the Fund's Corporate General Partners.


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


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

7.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had a gross contract value of $1,407,885, $996,150 and $2,328,327 on long positions and
$3,320,582, $1,763,600 and $528,315 on short positions at December 31, 2002,
2001 and 2000 respectively.

      Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gains on open commodity futures contracts at December 31, 2002, 2001 and 2000 was $71,746, $21,810 and $53,034 respectively.