Form 10-Q
period 2003-03-31
BROMWELL FINANCIAL FUND LP
filed 2003-05-21
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the first quarter ended March 31, 2003, and audited results for the calendar year 2002 are attached hereto and made a part hereof.

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

The Registrant will update the financial statements in its prospectus dated August 2, 2002 pursuant to the Commodity Exchange Act and, thereafter, continue to sell Units via its prospectus, as supplemented, until $7,000,000, the total amount of its securities registered pursuant to the Securities Act of 1933 is sold or the offering terminates.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Bromwell Financial Fund, Limited
                                    Partnership
                                    By Belmont Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: May 15, 2003

*******************************************************************************



                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                          FOR THE THREE MONTHS ENDED
                            MARCH 31, 2003 AND 2002
                                  (A Review)























                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901











To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware




        We have reviewed the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of March 31, 2003 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2002 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2003, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.
Frank L. Sassetti & Co.

April 24, 2003
Oak Park, Illinois


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                     MARCH 31, 2003 AND DECEMBER 31, 2002

                                                     March 31,
                                                       2003        Dec 31,
                                                     (A Review)     2002

Cash (Note 5)                                      $    2,312    $   19,491
Accrued interest receivable                             6,102         1,884
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                     1,748,033     1,578,725
  Net unrealized gain (loss) on open commodity
   futures contracts (Note 7)                         (33,293)       71,746
  Options Held Long                                     5,775

                                                   $1,728,929    $1,671,846


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Open options, short positions, at market value
   (cost $27,638 and $0)                           $   19,800    $
  Partner redemptions payable                         115,667         4,613
  Accrued trading commissions payable                   1,391           987
  Accrued management fees payable                       8,280         6,007
  Accrued incentive fees payable                        2,751         2,751
  Accrued auditing fees payable                                       7,500

            Total Liabilities                         147,889        21,858


PARTNERS' CAPITAL
  Limited partners - (1,667.14 and 1,815.19 units)  1,581,040     1,649,988
  General partner - (0 units)

            Total Partners' Capital                 1,581,040     1,649,988

                                                   $1,728,929    $1,671,846











                  The accompanying notes are an integral part
                          of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (A Review)


                                                         2003         2002

REVENUES
  Realized gain on trading futures                    $  192,261  $   (2,750)
  Change in unrealized (loss) on open commodity
   futures contracts                                    (105,038)    (18,814)
  Realized gain from trading options                      46,788      171,827
  Change in unrealized gain on open options               13,612       39,113
  Interest income                                            865        1,489
  Redemption penalty (Note 3)                                304        4,452

                Total Revenues                           148,792      195,317


EXPENSES
  Organization costs                                                    6,295
  Commissions (Note 4)                                    46,772       44,911
  Management fees (Note 4)                                17,053       17,393
  Incentive fees (Note 4)                                              19,201
  Professional accounting and legal fees                  12,218       12,501
  Other operating and administrative expenses                147          356

                Total Expenses                            76,190      100,657

NET INCOME                                            $   72,602  $    94,660

NET INCOME
  Limited partnership unit                            $    40.19  $     52.96

  General partnership unit                            $           $















                  The accompanying notes are an integral part
                          of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (A Review)




                                          2003                  2002

                                    Amount     Units     Amount      Units

December 31                       $1,649,988  1,815.19  $1,835,639  1,922.06

Partner additions                                           23,500     22.73

Partner withdrawals                 (141,550)  (148.05)   (227,680)  (229.72)

Net income                            72,602                94,660

March 31                          $1,581,040  1,667.14  $1,726,119  1,715.07





                                                       2002           2002

  Value per unit                                    $  948.35      $1,006.45

  Total partnership units                            1,667.14       1,715.07




















                  The accompanying notes are an integral part
                          of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (A Review)



                                                         2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   72,602  $    94,660
   Adjustments to reconcile net income to
    net cash provided by operating activities -
     Changes in operating assets and liabilities -
       Equity in Commodity Futures
        Trading Accounts                                (50,244)     125,044
       Accrued interest receivable                       (4,218)     (15,377)
       Accrued commissions payable                          404       (2,515)
       Management and incentive fees payable              2,273       18,602
       Accounting and auditing fees payable              (7,500)      (5,750)

          Net Cash Provided By
           Operating Activities                          13,317      214,664

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                               23,500
  Partner cash redemptions                              (30,496)    (222,601)

  Net Cash Used In
   Financing Activities                                 (30,496)    (199,101)

NET (DECREASE) INCREASE IN CASH                         (17,179)      15,563

CASH
  Beginning of period                                    19,491       39,135

  End of period                                      $    2,312  $    54,698














                  The accompanying notes are an integral part
                          of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                March 31, 2003
                                  (A Review)


Contracts (All securities are from U.S. markets)                     Value

          Commodity Futures Positions, Held Long

3         Jun  '03 Treasury Notes                               $       680
4         May '03 Hi-Grade Copper                                    (6,850)
4         Jun '03 Canadian Dollars                                   (1,040)
9         Sep '03 Euro Dollars                                        3,262
3         May '03 Cotton                                              1,965
3         Jun '03 US Dollar Index                                      (810)
2         Jul  '03 Platinum                                             340

          Total Commodity Futures Positions, Held Long               (2,453)

          Commodity Futures Positions Sold Short

7         Jun '03 Treasury Bonds                                     (3,062)
4         Jun '03 British Pounds                                      4,900
6         Jun '03 Swiss Francs                                      (11,175)
9         Jun '03 Japanese Yen                                      (15,863)
3         Jun '03 European Currency Units                              (900)
6         May '03 New York Crude Oil                                 (4,740)

          Total Commodity Futures Sold Short                        (30,840)

          Net Commodity Futures Positions                           (33,293)

          Option Positions, Held Long

33        Calls Apr '03 S & P Index @ 1000                            1,650
33        Puts Apr '03 S & P Index @ 700                              4,125

          Total Option Positions, Held Long                           5,775

          Cash in Trading Accounts                                1,748,033

          Total Investments                                      $1,720,515








                  The accompanying notes are an integral part
                          of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                March 31, 2003
                                  (A Review)

          Securities Sold Short

            Options

33        Calls Apr '03 S & P Index @ 950                        $   (4,125)
33        Puts Apr '03 S & P Index @ 750                            (15,675)

          Total Options Sold short (proceeds $27,638)            $  (19,800)






































                  The accompanying notes are an integral part
                          of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2003 AND 2002
                                  (A Review)


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

                            MARCH 31, 2003 AND 2002
                                  (A Review)


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2003 and 2002.

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

                            MARCH 31, 2003 AND 2002
                                  (A Review)


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

                            MARCH 31, 2003 AND 2002
                                  (A Review)


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

7.      OFF BALANCE SHEET RISK

        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at March 31. Open commodity contracts had gross contract value of $3,366,837 and $860,455 on long positions and $4,776,649 and $2,347,004 on short positions at March 31, 2003 and 2002 respectively.







                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2003 AND 2002
                                  (A Review)


7.      OFF BALANCE SHEET RISK - CONTINUED

        Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain (loss) on open commodity futures contracts at March 31, 2003 and 2002 was ($33,293) and $2,996 respectively.