Form 10-Q
period 2003-06-03
BROMWELL FINANCIAL FUND LP
filed 2003-08-15
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No  [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.   Yes [X]    No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the second quarter ended June 30, 2003 are attached hereto and made a part hereof.

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

The Registrant suspended sales to new investors on October 31,2002, but has the right to resume its offer of Units for sale to the public provided its registration statement filed with the Securities and Exchange Commission, the Commodity Futures Trading Commission and the various states is kept current until the total amount of registered securities, $7,000,000, is sold or the offering terminates.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Bromwell Financial Fund, Limited
                                    Partnership
                                    By Belmont Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: August 14, 2003

*******************************************************************************



                            BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                              FOR THE THREE MONTHS
                              AND SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                                  (A Review)






















                                GENERAL PARTNER:
                        Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901










To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware




                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of June 30, 2003 and the related statements of operations for the three and six months ended June 30, 2003 and 2002, and the statements of partners' equity and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with
standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our reviews we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              We have previously audited, in accordance with
auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2002 and the related statements of operations, partners' equity and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

July 18, 2003
Oak Park, Illinois


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                      JUNE 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                     June 30
                                                       2003     December 31
                                                    (A Review)      2002

Cash                                              $    1,242     $   19,491
Accrued interest receivable                           15,572          1,884
Equity in Commodity Futures Trading Accounts -
  Cash                                             1,609,196      1,578,725
  Net unrealized gains (losses) on open
   commodity futures contracts (Note 7)              (31,613)        71,746
  Open options, long positions, at market
   value (cost $3,575 and $0)                          1,625

                                                  $1,596,022     $1,671,846


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Open options, short positions, at market value
  (cost $11,375 and $0)                           $    6,825     $
  Partner redemptions payable                        229,296         4,613
  Accrued trading commissions payable                  2,438           987
  Accrued management fees payable                      8,690         6,007
  Accrued incentive fees payable                       6,225         2,751
  Accrued auditing fees payable                        4,750         7,500

          Total Liabilities                          258,224        21,858


PARTNERS' CAPITAL
  Limited partners - (1,379.02 and 1,815.19 units) 1,337,798     1,649,988
  General partner - (0 units)

          Total Partners' Capital                  1,337,798     1,649,988

                                                  $1,596,022    $1,671,846









                    The accompanying notes are an integral
                       part of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (A Review)


                              Three Months Six Months Three Months Six Months
                                    Ended      Ended      Ended      Ended
                                     June 30, 2003         June 30, 2002

REVENUES
  Realized gain on trading
   futures                        $  98,246  $ 290,507  $  65,457  $  62,707
  Change in unrealized gain
   (loss) on open commodity
   futures contracts                  1,680   (103,358)    81,876     63,062
  Realized gain from
   trading options                   32,687     79,475    181,621    353,448
  Change in unrealized gain
   (loss) on open options            (7,437)     6,175    (65,888)   (26,775)
  Interest income                       699      1,564      1,292      2,781
  Redemption penalty                               304        102      4,554

             Total Revenues         125,875    274,667    264,460    459,777


EXPENSES
  Registration costs                                                   6,295
  Commissions                        44,228     91,000     42,672     87,583
  Management fees                    15,973     33,026     17,318     34,711
  Incentive fees                      3,474      3,474     52,197     71,398
  Professional accounting and
   legal fees                        18,313     30,531     14,846     27,347
  Other operating and
   administrative expenses              139        286        219        575

             Total Expenses          82,127    158,317    127,252    227,909

NET INCOME                        $  43,748   $116,350   $137,208   $231,868


NET INCOME
  Limited partnership unit        $   26.69   $  67.54   $  79.47   $ 131.97

  General partnership unit        $           $          $          $







                    The accompanying notes are an integral
                       part of the financial statements


                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (A Review)



                                    2003                     2002

                             Amount       Units        Amount       Units

December 31,              $1,649,988     1,815.19   $1,835,639     1,931.43

Partner additions                                       81,902        74.74

Partner withdrawals         (421,640)     (436.17)    (227,680)     (239.09)

Syndication costs paid        (6,900)

Net income                   116,350                   231,868

June 30,                  $1,337,798     1,379.02   $1,921,729     1,767.08





                                         2003          2002

  Value per unit                      $  970.11     $1,087.52

  Total partnership units              1,379.02      1,767.08




















                    The accompanying notes are an integral
                       part of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                  FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (A Review)


                                                       2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $116,350      $231,868
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures Trading Accounts     78,088       (98,026)
      Accrued interest receivable                     (13,688)          672
      Accrued commissions                               1,451       (20,778)
      Management and incentive fees payable             6,157        47,984
      Accounting and auditing fees payable             (2,750)       (2,750)

           Net Cash Provided By Operating Activities  185,608       158,970


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net of sales
   commissions                                                       60,274
  Syndication and registration costs                   (6,900)
  Partner cash redemptions                           (196,957)     (227,680)

           Net Cash Used In Financing Activities     (203,857)     (167,406)

NET INCREASE (DECREASE) IN CASH                       (18,249)       (8,436)

CASH
  Beginning of period                                  19,491        39,135

  End of period                                      $  1,242      $ 30,699

















                    The accompanying notes are an integral
                       part of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 June 30, 2003
                                  (A Review)


Contracts  (All securities are from U.S. markets)         Value      Percent

           Commodity Futures Positions, Held Long

    4      Sept '03 Treasury Notes                   $    (3,813)     (0.24)%
    4      Sept '03 Hi - Grade Copper                       (850)     (0.05)
    4      Sept '03 British Pounds                           450       0.03
    6      Sept '03 Swiss Franc                          (19,650)     (1.25)
    10     Sept '03 Japanese Yen                         (11,000)     (0.70)
    9      Dec '03 Eurodollars                               338       0.02
    3      Sept '03 European Currency Unit                (9.038)     (0.57)
    4      Dec '03 Cotton                                  2,460       0.16
    8      Aug '03 New York Crude Oil                      3,520       0.22

               Total Commodity Futures Positions,
	Held Long                                (37,583)     (2.38)

           Commodity Futures Positions Sold Short

    3      Sept '03 US Dollar Index                       (3,930)     (0.25)
    4      Sept '03 New S&P                                9,900       0.63

               Total Commodity Futures Sold Short          5,970       0.38

           Net Commodity Futures Positions               (31,613)     (2.00)

           Option Positions, Held Long

    26     Calls July '03 S&P Index @ 1125                   325       0.02
    26     Puts July '03 S&P Index @ 825                   1,300       0.08

               Total Option Positions, Held
                Long (cost $3,575)                         1,625       0.10

           Cash in Trading Accounts                    1,609,196     101.90

               Total Investments                      $1,579,208     100.00%









                    The accompanying notes are an integral
                       part of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 June 30, 2003
                                  (A Review)

           Securities Sold Short

               Options                                      Value    Percent

    26     Calls July '03 S&P Index @ 1065            $    (1,950)   (28.57)%
    26     Puts July '03 S&P Index @ 880                   (4,875)   (71.43)

               Total Options Sold Short
                (proceeds $11,375)                    $    (6,825)  (100.00)%






































                    The accompanying notes are an integral
                       part of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2002


Contracts      (All securities are from U.S. markets)      Value    Percent

           Commodity Futures Positions, Held Long

    1      Mar '03 British Pounds                     $    2,138      0.13%
    3      Mar '03 Treasury Notes                          5,765      0.35
    9      Mar '03 Euro Dollars                           11,463      0.69
    2      Mar '03 European Currency Unit                 10,525      0.64
    6      Mar '03 Swiss Francs                           29,700      1.80
    3      Mar '03 US Dollar Index                        10,170      0.62
    3      Mar '03 Cotton                                  1,305      0.08
    5      Feb '03 New York Crude Oil                     17,400      1.05
    2      Apr '03 Platinum                                1,240      0.08

               Total Commodity Futures Positions,
                Held Long                                 89,706      5.44

           Commodity Futures Positions Sold Short

    4      Mar '03 Hi-Grade Copper                        (4,150)    (0.25)
    4      Mar '03 Canadian Dollars                       (2,320)    (0.14)
    3      Feb '03 Natural Gas                           (11,490)    (0.70)

               Total Commodity Futures Sold Short        (17,960)    (1.09)

           Net Commodity Futures Positions                71,746      4.35

           Cash in Trading Accounts                    1,578,725     95.65

               Total Investments                      $1,650,471    100.00%

















                    The accompanying notes are an integral
                       part of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2003 AND 2002
                                  (A Review)


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

                            JUNE 30, 2003 AND 2002
                                  (A Review)


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2003 and 2002.

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

                            JUNE 30, 2003 AND 2002
                                  (A Review)


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

                            JUNE 30, 2003 AND 2002
                                  (A Review)


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





                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2003 AND 2002
                                  (A Review)


7.      OFF BALANCE SHEET RISK

        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values. Open commodity contracts had gross contract value of approximately $5,575,000 and $12,322,000 on long positions and $1,371,000 and $278,000 on short positions at June 30, 2003 and 2002, respectively.

        Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position.