Form 10-Q
period 2003-09-30
BROMWELL FINANCIAL FUND LP
filed 2003-11-14
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The financial statements for the Registrant for the third quarter ended September 30, 2003 prepared under the supervision of Registrant by James Hepner, Certified Public Accountant, and reviewed by Registrant's auditor, Frank L. Sassetti & Co., Certified Public Accountants, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Registrant, pursuant to the terms of a Limited Partnership Agreement, engages in the business of speculative trading of commodity futures and options markets pursuant to a power of attorney to enter trades granted to its commodity trading advisor.

Effective September 23, 2003, Michael P. Pacult was added as an additional general partner and commodity pool operator to the Registrant.

Effective November 1, 2003, the management fee to Belmont Capital Management, Incorporated, the Corporate General Partner and one of the commodity pool operators of Registrant, of three percent (3%) is reduced to zero percent (0%) and Belmont will be paid an incentive fee of five percent (5%).

Effective November 1, 2003, Futures Investment Company will no longer serve the Registrant as the introducing broker and no further sales commission of six percent (6%) will be charged to new investors in Registrant.

Effective November 3, 2003, the fee structure of Registrant will be changed from an annual eleven percent (11%) fixed fee, paid monthly, on the assets on deposit with the futures commission merchant to a continuing service fee to the sales agent that sold the investment of four percent (4%) per year, payable monthly, for so long as the investment remains in the Fund and a round-turn commission of approximately $22 per contract plus give-up fees on US exchanges to the corporate General Partner and one of the commodity pool operators of Registrant (the "CPO"). The CPO will be responsible for all charges paid to the futures commission merchant. Some Foreign exchanges may average more than $22 per round turn.

Until, November 3, 2003 the advisors were Ansbacher Management, Inc. and Mangin Capital Management, Inc. On that date, Fall River Capital, LLC became the sole commodity trading advisor to the Registrant. Fall River is a Wisconsin limited liability company with its main business office and main business telephone: 11740 North Port Washington Road, Mequon, Wisconsin 53092; (262) 241-8020. The trading advisor's books and records will be kept and made available for inspection at its main business office. Prospective investors must obtain a copy of the Registrant's Prospectus before making a decision to invest in the Registrant to obtain a full description of the Registrant and Fall River.

Effective November 3, 2003, Vision, L.P. no longer serves as the futures commission merchant.

Effective on or about November 3, 2003, the futures commission merchant (sic clearing broker) for all trades entered on behalf of Registrant is Citigroup Global Markets, Inc. ("Citigroup"), 388 Greenwich St., New York, New York 10013. Citigroup is a New York corporation and a subsidiary of Citibank, N.A., 390 Greenwich St., 5th Floor, New York, New York 10013. Citigroup (formerly Salomon Smith Barney Inc.) is registered as a broker-dealer and futures commission merchant. The Citigroup acts only as the clearing broker for the Fund and, as such, is paid commissions for executing and clearing
trades.    It has not passed upon the adequacy or accuracy of the
Registrant's prospectus or any amendment. Citigroup will not act in any supervisory capacity with respect to the general partner nor participate in the management of the general partner or the Registrant. Therefore, prospective investors should not rely on Citigroup's agreement to clear trades for the Registrant or for any other reason related to Citigroup in deciding whether or not to purchase interests in the Registrant.

Registrant will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor(s) selected from time to time by its General Partner.

The Units are sold on a best efforts basis through the broker dealer and selling agent, Futures Investment Company, at the Net Asset Value per Unit as of the close of business on the last day of the month in which the General Partner receives subscriptions.

The Registrant intends to continue to offer Units for sale to the public via its prospectus, as amended and restated from time to time, at the month end Net Asset Value per Unit until the total amount of registered securities, $7,000,000, is sold or the offering terminates.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Effective August 21, 2003, Michael P. Pacult became the sole shareholder and sole Director and President of Belmont Capital Management, Inc, the Corporate GP and a commodity pool operator of the Registrant. Effective that same date, Shira Del Pacult transferred her 100% shareholding in the Corporate GP to her husband, Michael Pacult and she resigned as a Director and President of the Corporate GP. She remains as an officer in charge of client relations for the Corporate GP.

On August 19, 2003, the Partners of the Registrant were provided with notice that Ms. Shira Del Pacult will resign as an individual General Partner of Registrant effective 120 days from the date of the Notice. After her resignation, the Corporate GP and Michael P. Pacult, individual GP will continue to mange the Registrant.

Item 6.  Exhibits and Reports on Form 8-K

(a) The Registrant filed Forms 8-K on September 19 and November 10, 2003 that are incorporated by reference in this Form 10Q.

(b)   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                   Bromwell Financial Fund, Limited Partnership
                              By Belmont Capital Management, Incorporated
                              Its General Partner


                              By: Michael P. Pacult
                                  Mr. Michael P. Pacult
                                  Sole Director, Sole Shareholder,
                                  President, and Treasurer of the
                                  General Partner
Date:    November 14, 2003


















                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)























                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901









To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware




                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of September 30, 2003 and the related statements of operations for the three and nine months ended September 30, 2003 and 2002, and the statements of partners' equity and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Partnership's management.

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

                                     s/ Frank L. Sassetti & Co.

October 21, 2003
Oak Park, Illinois


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                    ASSETS
                                                   September 30,
                                                       2003      December 31,
                                                    (A Review)      2002


Cash  (Note 5)                                    $   14,163     $   19,491
Accrued interest receivable                            8,884          1,884
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    1,168,493      1,578,725
  Net unrealized gains on open commodity
   futures contracts (Note 7)                        113,325         71,746
  Open options, long positions, at market value
   (cost $6,825 and $0)                                9,100

                                                  $1,313,965     $1,671,846


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Open options, short positions, at market value
   (cost $35,100 and $0)                          $   37,050     $
  Partner redemptions payable                         23,374          4,613
  Accrued trading commissions payable (Note 4)           458            987
  Accrued management fees payable (Note 4)            10,227          6,007
  Accrued incentive fees payable (Note 4)              2,751          2,751
  Accrued auditing fees payable                        6,300          7,500

          Total Liabilities                           80,160         21,858


PARTNERS' CAPITAL
  Limited partners -
   ( 1,318.06 and 1,815.19 units)                  1,233,805      1,649,988
  General partner - (0 and 0 units)

          Total Partners' Capital                  1,233,805      1,649,988

                                                  $1,313,965     $1,671,846







                    The accompanying notes are an integral
                       part of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (A Review)



                                    Three      Nine       Three      Nine
                                    Months     Months     Months     Months
                                    Ended      Ended      Ended      Ended
                                   September 30, 2003    September 30, 2002

REVENUES
  Realized gain (loss) on
   trading futures               $ (135,196)$  155,311 $  144,960 $  207,667
  Change in unrealized gain
   (loss) on open commodity
   futures contracts                144,937     41,579    (47,328)    15,734
  Realized gain from trading
   options                           13,586     93,061     71,712    425,160
  Change in unrealized gain
   (loss) on open options            (5,850)       325     (6,737)   (33,512)
  Interest income                       617      2,181      2,137      4,918
  Redemption penalty (Note 3)                      304          -      4,554

          Total Revenues             18,094    292,761    164,744    624,521


EXPENSES
  Registration costs                                        4,316     10,611
  Commissions (Note 4)               35,864    126,864     72,256    159,839
  Management fees (Note 4)           13,144     46,170     11,531    117,640
  Incentive fees (Note 4)                        3,474
  Professional accounting and
   legal fees                        15,302     45,833     12,169     39,516
  Other operating and
   administrative expenses               70        356        698      1,273

          Total Expenses             64,380    222,697    100,970    328,879

NET INCOME (LOSS) -              $  (46,286)$   70,064 $   63,774 $  295,642

NET INCOME (LOSS) -
  Limited partnership unit       $   (33.86)$    43.68 $    36.01 $   167.83

  General partnership unit       $          $          $          $





                    The accompanying notes are an integral
                       part of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (A Review)




                                    2003                     2002

                             Amount       Units        Amount       Units

December 31               $1,649,988     1,815.19   $1,835,639     1,931.43

Partner additions                                       88,188        80.53

Partner withdrawals         (479,347)     (497.13)    (227,680)     (239.09)

Syndication costs paid        (6,900)

Net income                    70,064                   295,642

September 30              $1,233,805     1,318.06   $1,991,789     1,772.87





                                                      2003          2002

  Value per unit                                  $  936.07      $1,123.48

  Total partnership units                          1,318.06       1,772.87


















                  The accompanying notes are an integral part
                          of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (A Review)



                                                 2003            2002

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income                                  $   70,064      $  295,642
  Adjustments to reconcile net income
   to net cash provided by
   operating activities -
    Changes in operating assets
     and liabilities -
      Equity in Commodity Futures
       Trading Accounts                          396,603        (167,309)
      Prepaid commissions                                           (401)
      Accrued interest receivable                 (7,000)        (13,854)
      Accrued commissions payable                   (529)         (2,906)
      Management and incentive
       fees payable                                4,220          16,176
      Accounting and auditing
       fees payable                               (1,200)         (3,150)

           Net Cash Provided By
            Operating Activities                 462,158         124,198

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                           88,188
  Syndication and registration costs              (6,900)
  Partners cash redemptions                     (460,586)       (227,680)

           Net Cash (Used In)
            Financing Activities                (467,486)       (139,492)

NET (DECREASE) IN CASH                            (5,328)        (15,294)

CASH
  Beginning of period                             19,491          39,135

  End of period                               $   14,163      $   23,841





                    The accompanying notes are an integral
                       part of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2003
                                  (A Review)

Contracts                                                   Value    Percent

          United States Commodity Futures Positions, Held Long

    6      Dec '03 Treasury Bonds                          $ 14,438    1.12 %
    4      Dec '03 Treasury Notes                            10,437    0.81
    4      Dec '03 Copper Hi-grade                            2,150    0.17
    3      Dec '03 Gold                                       8,490    0.66
    3      Dec '03 British Pounds                             2,175    0.17
    4      Dec '03 Canadian Dollar                            4,360    0.34
    16     Mar '04 Eurodollar                                 5,000    0.39
    7      Dec '03 Swiss Franc                               11,288    0.87
    9      Dec '03 Japanese Yen                              46,125    3.57
    3      Dec '03 European Currency Unit                     7,087    0.55

             Total Commodity Futures Positions, Held Long   111,550    8.65

           Commodity Futures Positions Sold Short

    3      Dec '03 S&P Index                                   (975)  (0.08)
    3      Dec '03 US Dollar Index                            7,650    0.59
    7      Nov '03 Crude Oil                                 (4,900)  (0.38)

             Total Commodity Futures Sold Short               1,775    0.13

           Net Commodity Futures Positions                  113,325    8.78

           Option Positions, Held Long

    26     Calls October '03 S&P Index @ 1140                   975    0.08
    26     Puts October '03 S&P Index @ 890                   8,125    0.63

             Total Option Positions, Held Long (Cost $6,825)  9,100    0.71

           Cash in Trading Accounts                       1,168,493   90.51

             Total Investments                           $1,290,918  100.00 %

           Securities Sold Short

             Options

    26     Calls October '03 S&P Index @ 1045            $  (15,600)  42.11
    26     Puts October '03 S&P Index @ 930                 (21,450)  57.89

             Total Options Sold Short (proceeds $35,100) $  (37,050) 100.00 %

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
















                    The accompanying notes are an integral
                       part of the financial statements


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. and Michael Pacult are the general partners and commodity pool operators of Bromwell Financial Fund, Limited Partnership. The commodity trading advisors (CTAs) are Ansbacher Investment Management, Inc. and Mangin, which have the authority to trade so much of the Fund's equity as is allocated to them by the General Partners. Subsequent to September 30, 2003, the allocation of equity to trade will be changed from Ansbacher Investment Management, Inc. and Mangin to Fall River Capital Management, Inc.

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


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2003 and 2002.

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


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)


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

      A management fee of 1% (annual rate) of the Fund's total assets available for trading allocated to each CTA to trade will be paid to each CTA and 3% of the Fund's net assets allocated to all CTA's will be paid to the Fund's Corporate General Partners.



                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)


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

      The Fund will pay fixed commissions of 11% (annual rate) of assets assigned to be traded, payable monthly, to the introducing broker affiliated with the General Partners. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees. Subsequent to September 30, 2003, the fee structure will be changed from an annual 11% fixed fee to a round-turn commission.

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

7.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values as of the balance sheet date. Open commodity contracts had gross contract value of $7,797,000 and $2,264,960 on long positions and $1,341,000 and $1,257,405 on short positions at September 30, 2003 and 2002, respectively.

      Although the gross contract values of open commodity contracts represent market risk they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at September 30, 2003 and 2002 was $113,325 and $37,544, respectively.