Form 10-K
period 2003-12-31
BROMWELL FINANCIAL FUND LP
filed 2004-04-14
CIK 1093661

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 2003
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


Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of the years ended December 31, 1999, 2000, 2001 and 2002 at Registration No. 333-85755.

Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-85755 are incorporated by reference to Parts I, II, III, and IV.

                                     PART I

Item 1.  Business

On March 16, 2000, the registration statement filed by Bromwell Financial Fund, Limited Partnership, (the ?Fund?) with the Securities and Exchange Commission (the ?SEC?) and the disclosure document filed with the Commodity Futures Trading Commission (the ?CFTC?) was declared effective. Offers and sales of the Fund?s limited partnership interests (the ?Units?) at the price of $1,000 per Unit commenced on that date to residents of the States selected by the General Partner. As of July 11, 2000, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures. Trading commenced in July, 2000. Units are currently offered and sold at the net asset value per Unit (?NAV?) determined after addition of profits and deduction of losses, expenses, and reserves, at the close on the last business day of each month. See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

By Notice to the Limited Partners dated August 19, 2003, the General Partner provided disclosure of certain changes to the Fund operation, including (i) the addition of Michael P. Pacult, individually, as a General Partner; (ii) the intention of Shira Del Pacult to resign as individual General Partner and as president of the corporate General Partner after the lapse of 120 days;
(iii) the change in the distribution of equity between the two commodity trading advisors (?CTAs?).

By Notice to the Limited Partners dated October 21, 2003, the General Partner provided disclosure of the following changes that would take effect November 1, 2003: (i) the deletion of the Introducing Broker and the assumption of its duties and fees by the corporate General Partner; (ii) the change in Futures Commission Merchant (?FCM?) from Vision, LP to Citigroup Global Markets, Inc. 388 Greenwich St., New York, New York 10013; (iii) the change in CTAs from Ansbacher Investment Management, Inc. and Mangin Capital Management, Inc. to a sole trader, Fall River Capital Management, Inc., 11740 North Port Washington Road, Mequon, Wisconsin 53092; and, (iv) the change in brokerage commissions from a fixed annual fee of 11% of equity on deposit with the FCM to approximately $22 per round turn.

The Fund filed a Post Effective Amendment to its Registration Statement on December 10, 2003 to amend and fully restate its prospectus to disclose the above changes, in addition to: (i) the establishment of a 5% incentive fee to the corporate General Partner; (ii) a change in the brokerage commission from $22 per round turn to a fixed annual fee of 8%; (iii) the establishment of a 4% annual continuing service fee paid by the Fund to the selling agent on the total investment sold by that agent for so long as the investment remains in the Fund; (iv) the removal of the 3% management fee to the corporate General Partner; (v) the removal of the redemption fee; and, (vi) the removal of the selling commission. The fixed annual brokerage commission was reduced to 4% by another Post Effective Amendment that was filed after the year end, 2003.

As of December 17, 2003 Shira Del Pacult resigned as an individual General Partner and as president of the corporate General Partner, leaving Michael P. Pacult as the sole individual General Partner. Concurrently, Michael P. Pacult became the sole Officer, Director and Owner of the corporate General Partner.

The trades for the Fund are selected and placed with the FCM, i.e., broker, for the account of the Fund by one or more CTAs selected by the General
Partner of the Fund.   Initially, the Fund account was traded solely by
Ansbacher Investment Management, Inc., then later by both Ansbacher and Mangin Capital Management, Inc. As noted above, the General Partner replaced the two CTAs with a single CTA, Fall River Capital Management, Inc. The books and records of the trades placed by the CTA in the Fund?s trading account are kept and are available for inspection by the Partners at its office. The CTA is paid a management fee of one percent (1%) of the equity assigned to it to manage plus an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the Partnership Agreement which governs the operation of the Fund, payable quarterly. The Fund Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference.

None of the purchasers of Limited Partnership Units has a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership are sent to all purchasers of Units at the end of each month.

Belmont Capital Management, Inc., the corporate General Partner and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for a fee described previously to Citigroup Global Markets, Inc., the independent FCM selected by the General Partner to hold the Fund?s trading equity and place the trades as directed by the CTA pursuant to a power of attorney granted by the Fund.

The sale of Units is regulated by the US Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Commissions and securities acts of the several States where its Units are offered and sold. The commodity pool operators (General Partners) and principals are regulated by the Commodity Futures Trading Commission pursuant to the US Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Fund, see the Registrant?s Registration Statement and its pre-effective amendments on file with the Securities and Exchange Commission at No. 333-85755, which are incorporated herein by reference.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance is on deposit and available as margin to secure trading through Citigroup Global Markets, Inc., the FCM. Citigroup is registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of commodities is highly speculative and the Fund is at unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTA in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, the Selling Agent, the CTA or any of their Affiliates, directors or officers.

In the ordinary course of its business, Citigroup Global Markets, Inc. is a party to various claims and regulatory inquiries. Although none of the following matters are deemed material by Citigroup to its duties assumed on behalf of the Fund, they are reportable pursuant to the standards required of this Form 10-K:

Both the Department of Labor and the Internal Revenue Service (?IRS?) have advised Citigroup that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In December 1998, Citigroup was one of twenty-eight market-making firms that reached a settlement with the US Securities and Exchange Commission In the Matter of Certain Market Making Activities on NASDAQ. Citigroup without admitting or denying the factual allegations, agreed to an order that required that it:

(1) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder,

(2)      pay penalties totaling approximately $760,000, and

(3) submit certain policies and procedures to an independent consultant for review.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the US Securities and Exchange Commission concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

Beginning in April 2002, Citigroup and several other broker dealers received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research,
initial public offerings allocation and spinning-related inquiries.   With
respect to issues raised by the US Securities and Exchange Commission, the National Association of Securities Dealers and the New York Stock Exchange about Citigroup?s and the other firms? e-mail retention practices, Citigroup and several other broker/dealers and the above regulatory agencies entered into a settlement agreement in December 2002. Salomon Smith Barney Inc. (now Citigroup) agreed to pay a penalty in the amount of $1.65 million but did not admit to any allegations of wrongdoing.

On April 28, 2003, Citigroup announced final agreements with the US Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and Initial Public Offering allocation and distribution practices (the ?Research Settlement?). As part of the Research Settlement, Citigroup has consented to the entry of

(1) an injunction under the Federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Solomon Smith Barney (now Citigroup) from violating provisions of the Federal securities laws and related National Association of Securities Dealers and New York Stock Exchange rules relating to research, certain Initial Public Offering allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring Citigroup to adopt and enforce new restrictions on the operation of research;

(2) an National Association of Securities Dealers Acceptance Waiver and Consent requiring Citigroup to cease and desist from violations of corresponding National Association of Securities Dealer rules and requiring Citigroup to adopt and enforce the same new restrictions;

(3) an New York Stock Exchange Stipulation and Consent requiring Citigroup to cease and desist from violations of corresponding New York Stock Exchange rules and requiring Citigroup to adopt and enforce the same new restrictions; and

(4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions.

As required by the Research Settlement, Citigroup expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, the Research Settlement requires Citigroup to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Citigroup reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the US Securities and Exchange Commission filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Court has not yet entered the Final Judgment and the Court has asked for certain additional information. The National Association of Securities Dealers has accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup in connection with the Research Settlement, and in May 2003, the New York Stock Exchange advised Citigroup that the Hearing Panel?s Decision, in which it accepts the Research Settlement, has become final. Citigroup is currently in discussions with various states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provision of the Final Judgment to be entered by the Court.

In May 2003, the US Securities and Exchange Commission, New York Stock Exchange and National Association of Securities Dealers issued subpoenas and letters to Citigroup requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking department of Citigroup.

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

On July 28, 2003, Citigroup?s parent corporation, Citibank, N.A., 390 Greenwich Street, 5th Floor, New York, New York 10013 entered into a final settlement with the US Securities and Exchange Commission to resolve an outstanding investigation into Citigroup?s transactions with Enron and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms,

(1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the Federal securities laws, and

(2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy).

Citibank, N.A. entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding.

On July 28, 2003, Citibank, N.A. entered into an agreement with the United States Office of the Comptroller of the Currency and Citigroup entered into an agreement with the Federal Reserve Bank of New York to resolve their inquiry into certain of Citigroup?s transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the these two regulators regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney?s Office to resolve its investigation into certain of Citigroup?s transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the US Securities and Exchange Commission, US Office of the Comptroller of the Currency and Federal Reserve Bank of New York.

There are no other pending or threatened legal matters against Citigroup, its parent or any principal or affiliate of any of them that are reportable. Having said that, additional lawsuits containing similar claims to those described above may be filed in the future.

As mentioned above, Citigroup does not believe that the foregoing matters are material to the clearing and execution services it renders to the Fund.

The Registrant is not aware of any threatened or potential claims or legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

Michael P. Pacult, individually and as the principal of the corporate General Partner, makes all day to day decisions regarding the operation of the Fund. The Limited Partners have not exercised any right to vote their Units and there have been no matters which would cause the Fund to conduct a vote of the Partners. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

                                    PART II

Item 5.  Market for Registrant's Limited Partnership Units

The Fund desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Partnership Agreement requires a security holder to obtain the approval of the General Partner prior to the transfer of any Units. Accordingly, there is no trading market for the Fund Units and none is likely to develop. The Partners must rely upon the right of Redemption provided in the Partnership Agreement to liquidate their interest.

The Fund has less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Fund. See the Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partner?s capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, 2003 to December 31, 2003.

                                                                  2003

Realized Gain (Loss) From Trading In Futures              $  102,824
Change in Unrealized Gains (Losses) on Open Contracts          1,046
Interest Income                                                3,464
Management Fees                                               59,107
Incentive Fees                                                10,179
Net Income (Loss)                                            (71,177)
General Partner Capital                                            0
Limited Partner Capital                                    1,036,900
Total Partnership Capital                                  1,036,900
Net Income (Loss) Per General Partner Unit                         0.00
Net Income (Loss) Per Limited Partner Unit                       (46.57)
Net Asset Value Per Unit At End of Year                          824.69

----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 2000 and the years 2001, 2002 and 2003 reflect the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the CTA and to otherwise manage the operation of the Fund. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2003, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with (i) the accountants identified in Item 8 above, (ii) any other experts selected by the Fund as disclosed in the ?Experts? section of the Registration Statement, or (iii) the financial statements have occurred since the formation of the pursuant to its Partnership Agreement dated January 12, 1999 to the date of filing of this Form 10-K.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

The Fund is a Delaware Limited Partnership which acts through its corporate General Partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Belmont Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 59, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the broker dealer which conducts the ?best efforts? offering of the Units.

Mr. Pacult is also the principal of the corporate General Partner of two other commodity pools: Atlas Futures Fund, Limited Partnership, a publicly offered pool which commenced business in October, 1999; , and Providence Select Fund, Limited Partnership, which is in registration and has not yet commenced business.

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Form 10-K. As described previously, the Fund now pays its General Partner fixed brokerage commissions of four percent (4%) per year, payable monthly, to cover the cost of the trades entered by the CTA in addition to an incentive fee of five percent (5%) per year, payable quarterly, on New Net Profits earned by the
Fund.   The corporate General Partner retains the difference, if any, between the cost to enter the trades and the four percent.

The selling agents earn a four percent (4%) annual continuing compensation paid by the Fund to FIC, the Affiliated selling broker for service to investors and retention of investment in the Fund. All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the Fund:

      Name                                   Percent Ownership

      Bill Ernst                                  7.87%
      Sterling Trust FBO Norman E. Spaulding      8.22%
      Sterling Trust FBO Ronald T. Rolley        19.79%

(b) As of December 31, 2003, the General Partner expects to own only so many Units of Limited Partnership Interests as are required to maintain the partnership under Delaware law, for Federal tax purposes or any other applicable law.

(c) The Limited Partnership Agreement governs the terms upon which control of the Fund may change. No change in ownership of the Units will, alone, determine the location of control. The Limited Partners must have 120 days advance notice and the opportunity to redeem prior to any change in the control from the General Partner to another general partner. Control of the management of the Partnership may never vest in one or more Limited Partners. A change in individual General Partner and control of the corporate General Partner are described in Item 1 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

The General Partner has sole discretion over the selection of trading advisors. Belmont Capital Management, Inc., the corporate General Partner, is paid a fixed commission for trades and, therefore, both General Partners have a potential conflict in the selection of a CTA that makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial Statements

      See Index to Financial Statements for the years ended December 31, 2003, 2002 and 2001.

      The Financial Statements begin on page F-1.

(b)   2. Financial Schedules

      Not applicable, not required, or included in the Financial Statements.

(c)   3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-61217 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(d) Reports on Form 8-K: Reports on Form 8-K filed on September 22, 2003 and November 10, 2003

(e)      Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                     Bromwell Financial Fund, Limited Partnership

                                By Belmont Capital Management, Inc.
                                Its General Partner



Date: April 14, 2004          By: /s/ Michael P. Pacult
                                  Mr. Michael P. Pacult
                                  Sole Director, Sole Shareholder
                                  President and Treasurer



Date April 14, 2004           By: /s/ Michael P. Pacult
                                  Mr. Michael P. Pacult
                                  General Partner


*******************************************************************************

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                            YEARS ENDED DECEMBER 31,

                              2003, 2002 AND 2001





                                                        Page

  Independent Auditors' Report                          F-2

  Financial Statements

  Balance Sheets                                        F-3

  Schedules of Investments                           F-4 - F-6

  Statements of Operations                              F-7

  Statements of Partners' Equity                        F-8

  Statements of Cash Flows                              F-9

  Notes to Financial Statements                     F-10 - F-15





























                            Frank L. Sassetti & Co.

                          Certified Public Accountants







To The Partners

Bromwell Financial Fund, Limited Partnership

Dover, Kent County, Delaware



                          INDEPENDENT AUDITORS' REPORT

           We have audited the accompanying balance sheets, including the schedules of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



/s/ Frank L. Sassetti & Co.

February 3, 2004

Oak Park, Illinois







                6611 W. North Avenue * Oak Park, Illinois 60302

                  * Phone (708) 386-1433 * Fax (708) 386-0139

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                  2003         2002

Equity in Commodity Futures Trading Accounts -

  Cash and cash equivalents                     $973,657    $1,578,725

  Net unrealized gains on open commodity

   futures contracts                              72,792        71,746

  Net unrealized gains on open commodity

   forward contracts                               7,369

                                               1,053,818     1,650,471

Cash                                              22,397        19,491

Accrued interest receivable                                      1,884

                                              $1,076,215    $1,671,846



                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

  Partner redemptions payable                     $7,405        $4,613

  Accrued trading commissions payable              3,132           987

  Accrued management fees payable                  9,323         6,007

  Accrued incentive fees payable                   9,455         2,751

  Other accrued liabilities                       10,000         7,500

        Total Liabilities                         39,315        21,858



PARTNERS' CAPITAL

  Limited partners ?

   (1,257.32 and 1,815.19 units)               1,036,900     1,649,988

  General partner - (0 units)

        Total Partners' Capital                1,036,900     1,649,988

                                              $1,076,215    $1,671,846











                  The accompanying notes are an integral part

                          Of the financial statements.

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003

Contracts                                                    Value  Percent

          United States Commodity Futures Positions, Held Long

2         Mar '04 Silver                                    $7,000    0.66%

4         Feb '04 Gold                                       8,320    0.79

2         Feb '04 Unleaded Gas                                  (8)  (0.00)

1         Mar '04 Soybeans                                     950    0.09

2         Mar '04 Soybean Meal                               1,380    0.13

3         Mar '04 Soybean Oil                                4,932    0.47

1         Mar '04 Euro FX                                    4,319    0.41

1         Mar '04 New Zealand Dollar                           950    0.09

3         Mar '04 British Pound                              9,862    0.94

1         Mar '04 Canadian Dollars                             500    0.05

2         Mar '04 Swiss Franc                                3,725    0.35

1         Mar '04 Japanese Yen                                (488)  (0.05)

2         Mar '04 Australian Dollar                          2,560    0.24

2         Mar '04 E-mini NASDAQ                              3,326    0.32

1         Mar '04 E-mini S&P 500                             2,572    0.24

2         Jan '04 Taiwan Stock Index                           640    0.06

            Total United States Commodity Futures Positions 50,540    4.79

          Swiss Commodity Futures Positions, Held Long

19        Jun '04 3 Month Euroswiss                          6,549    0.62

          Canadian Commodity Futures Positions, Held Long

8         Jun '04 3 Month Bankers Acceptance                 4,046    0.38

          Japanese Commodity Futures Positions, Held Long

19        Mar '04 Euroyen Tibor                                444    0.04

          British Commodity Futures Positions, Held Long

3         Mar '04 FTSE 100 Index                             7,179    0.68

          Australian Commodity Futures Positions, Held Long

6         Mar '04 SPI 200 Equity Index Futures               7,781    0.74

          European Commodity Futures Positions, Held Long

2         Jan '04 IBEX 35                                    7,200    0.68

          Total Commodity Futures Positions, Held Long      83,739    7.93

                  The accompanying notes are an integral part

                          of the financial statements.

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003

Contracts                                                    Value  Percent

          United States Commodity Futures Positions, Sold Short

2         Mar '04 Coffee                                   $(1,537)  (0.15)%

17        Mar '04 Sugar                                      2,666    0.25

7         Feb '04 Lean Hogs                                 (2,590)  (0.25)

            Total United States Commodity Futures Positions (1,461)  (0.15)

          British Commodity Futures Positions, Sold Short

1         Mar '04 Long Gilt                                 (4,373)  (0.41)

          Swedish Commodity Futures Positions, Sold Short

3         Mar '04 EUR/SEK FX Cross Forward                  (5,113)  (0.49)

            Total Commodity Futures Sold Short             (10,947)  (1.05)

          Net Commodity Futures Positions                   72,792    6.88

          United States Forward Positions, Held Long

5         Jan '04 Standard Lead                             10,937    1.04

8         Jan '04 Zinc                                       8,400    0.80

1         Jan '04 Copper                                     4,750    0.45

5         Jan '04 Aluminum                                   7,094    0.67

            Total United States Forward Positions, Held Long 31,181   2.96

          United States Forward Positions, Sold Short

2         Jan '04 Lead                                      (5,174)  (0.49)

6         Jan '04 Zinc                                      (9,600)  (0.91)

1         Jan '04 Copper                                    (5,475)  (0.52)

2         Jan '04 Aluminum                                  (3,563)  (0.34)

            Total Forward Positions Sold Short             (23,812)  (2.26)

          Net Forward Positions                              7,369    0.70

          Cash in Trading Accounts                         973,657   92.42

          Total Investments                             $1,053,818  100.00%





                  The accompanying notes are an integral part

                          of the financial statements.

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2002



Contracts (All securities are from U.S. markets)            Value   Percent

          Commodity Futures Positions, Held Long

1         Mar '03 British Pounds                           $2,138     0.13%

3         Mar '03 Treasury Notes                            5,765     0.35

9         Mar '03 Euro Dollars                             11,463     0.69

2         Mar '03 European Currency Unit                   10,525     0.64

6         Mar '03 Swiss Francs                             29,700     1.80

3         Mar '03 US Dollar Index                          10,170     0.62

3         Mar '03 Cotton                                    1,305     0.08

5         Feb '03 New York Crude Oil                       17,400     1.05

2         Apr  '03 Platinum                                 1,240     0.08

            Total Commodity Futures Positions, Held Long   89,706     5.44

          Commodity Futures Positions Sold Short

4         Mar '03 Hi-Grade Copper                          (4,150)   (0.25)

4         Mar '03 Canadian Dollars                         (2,320)   (0.14)

3         Feb '03 Natural Gas                             (11,490)   (0.70)

            Total Commodity Futures Sold Short            (17,960)   (1.09)

          Net Commodity Futures Positions                  71,746     4.35

          Cash in Trading Accounts                      1,578,725    95.65

            Total Investments                          $1,650,471   100.00%



















                  The accompanying notes are an integral part

                          Of the financial statements.

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                                 2003      2002      2001

INVESTMENT AND OTHER INCOME

  Interest income                            $  3,464  $  6,435  $ 16,870

  Redemption penalty                              304     4,554     1,416

      Total Investment and Other Income         3,768    10,989    18,286

EXPENSES

  Commissions                                 150,080   207,515   179,143

  Management fees                              59,107    72,904    69,029

  Incentive fees                               10,179    62,248    12,893

  Professional accounting and legal fees       60,553    48,539    39,981

  Other operating and administrative expenses   1,957     1,428     1,092

      Total Expenses                          281,876   392,634   302,138

      Net Investment Income                  (278,108) (381,645) (283,852)

REALIZED AND UNREALIZED GAIN (LOSS)

 ON INVESTMENTS

  Realized gain/(loss) on trading futures    $102,824  $ 83,402  $106,053

  Realized gain/(loss) on exchange rate

   fluctuation                                   (294)

  Change in unrealized gain/(loss) on

   open commodity futures contracts             1,046    49,936   (31,224)

  Realized gain from trading options           95,986   201,197   176,809

  Change in unrealized gain/(loss) on

   forward contracts                            7,369   (26,775)  (13,225)

  Total Realized and Unrealized Gain (Loss)

   on Investments                             206,931   307,760   238,413

NET LOSS                                     $(71,177) $(73,885) $(45,439)

NET LOSS PER UNIT-

  Limited partnership unit                   $ (46.57) $ (41.70) $ (24.48)

  General partnership unit                   $         $







$

                  The accompanying notes are an integral part

                          Of the financial statements.

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                 TOTAL

                    LIMITED PARTNERS   GENERAL PARTNERS   PARTNERS' CAPITAL

                    Amount     Units    Amount   Units     Amount    Units

Balance -

 January 1, 2001    $1,718,208 1,766.04                  $1,718,208 1,766.04

Additions of

 244.29 units          238,080   244.29                     238,080   244.29

Syndication costs       (4,943)                              (4,943)

Redemptions of

 88.27 units           (70,267)  (88.27)                    (70,267)  (88.27)

Net loss               (45,439)                             (45,439)

Balance -

 December 31, 2001   1,835,639 1,922.06                   1,835,639 1,922.06

Additions of

 244.50 units          230,750   244.50                     230,750   244.50

Syndication costs      (18,337)                             (18,337)

Redemptions of

 351.37 units         (324,179) (351.37)                   (324,179) (351.37)

Net loss               (73,885)                             (73,885)

Balance -

 December 31, 2002   1,649,988 1,815.19                   1,649,988 1,815.19

Syndication costs      (14,050)                             (14,050)

Redemptions of

 557.87 units         (527,861) (557.87)                   (527,861) (557.87)

Net loss               (71,177)                             (71,177)

Balance -

 December 31, 2003  $1,036,900 1,257.32                  $1,036,900 1,257.32

                                Dec 31, 2003   Dec 31, 2002   Dec 31, 2001

Net value per partnership unit     $824.69        $908.99        $955.04

Total partnership units           1,257.32       1,815.19       1,922.06

                  The accompanying notes are an integral part

                          Of the financial statements.

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001





                                              2003        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $  (71,177) $  (73,885) $  (45,439)

  Adjustments to reconcile net loss to

   net cash used in operating activities -

    Changes in operating assets and

     liabilities -

      Equity in Commodity Futures

       Trading Accounts                       (8,415)    (85,561)     30,049

      Prepaid commissions                                              3,677

      Accrued interest receivable              1,884        (762)        428

      Accrued management and incentive fees   10,020       1,913      (5,123)

      Other payables and accruals              4,645      (1,135)      1,681

          Net Cash Used In

           Operating Activities              (63,043)   (159,430)    (14,727)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of units, net

   of sales commissions                                  230,750     288,080

  Syndication costs                          (14,050)    (18,337)     (4,943)

  Partner redemptions                       (525,069)   (319,566)    (70,267)

          Net Cash Provided By (Used In)

           Financing Activities             (539,119)   (107,153)    212,870

NET INCREASE (DECREASE) IN CASH

  AND CASH EQUIVALENTS                      (602,162)   (266,583)    198,143

CASH AND CASH EQUIVALENTS

  Beginning of period                      1,598,216   1,864,799   1,666,656

  End of period                           $  996,054  $1,598,216  $1,864,799

End of period cash and cash equivalents

 consists of:

  Cash and cash equivalents in broker

   trading accounts                       $  973,657  $1,578,725  $1,825,664

  Cash                                        22,397      19,491      39,135

                                          $  996,054  $1,598,216  $1,864,799





                  The accompanying notes are an integral part

                          Of the financial statements.

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001



1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. (Belmont) and Michael Pacult are the general partners and commodity pool operators (CPOs) of the Fund. The commodity trading advisor (CTA) is Fall River Capital, LLC (previous to November 3, 2003, Ansbacher Investment Management, Inc. and Mangin Capital Management, Inc. were the CTAs), which have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner. The selling agent is Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife.

      Regulation - The Fund is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities and Exchange Act of 1934 (the
Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Act. The Fund is also subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

      Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. The Fund remains open to new partners and incurs costs required to retain the ability to issue new units. Such costs are treated in a similar manner. Costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

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

                        DECEMBER 31, 2003, 2002 AND 2001

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes.

      Reclassifications - Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

      Foreign Currency Transactions - The Fund's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at each month end. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

      If the daily net unit value of the partnership falls to less than 50% of the highest value earned through trading, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests. No trading will commence until after the lapse of the fifteen day period.

3.    THE LIMITED PARTNERSHIP AGREEMENT

      The Limited Partnership Agreement provides, among other things, that:

      Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the partnership.

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

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

      Federal Income Tax Allocations - As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees and expenses of the Fund.

      Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the general partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing escrow account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the escrow funds will accrue to the account of the investor.

      Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the general partner no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. There are no fees for redemption.

4.    FEES

      Effective November 1, 2003, the Fund is charged the following fees:

      A management fee of 1% (annual rate) of the equity assigned to each CTA, paid on a monthly basis and a 20% quarterly incentive fee on all new net profits (as defined).

      A continuing service fee of 4% (annual rate) of the investment in the Fund (as defined) will be paid to the selling agent.

      A $22 per round turn brokerage commission (from which brokerage commissions will be paid to the futures commission merchant) and a 5% quarterly incentive fee on all new net profits (as defined) will be paid to the general partner.

      The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001



5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the years ended December 31, 2003, 2002 and 2001:

                                            2003         2002         2001

      Management Fees - Belmont            $41,793      $54,070      $52,753

      Commission/Continuing Service Fees -

      Futures                              $95,059      $131,973    $113,263

      Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

6.    TRADING ACTIVITIES AND RELATED RISKS

      The Fund is engaged in speculative trading of U.S. and foreign futures contracts in commodities. The Fund is exposed to both market risk, the risk arising from changes in market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

      A certain portion of cash in trading accounts is pledged as collateral for commodities trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.

      The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2003 and 2002 was $973,657 and $1,578,725, respectively, which equals approximately 94% and 96% of Net Asset Value, respectively.









                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001



5.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $12,789,512 and $1,407,885 on long positions at December 31, 2003 and 2002, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains on open commodity futures contracts at December 31, 2003, and 2002 was $72,792 and $71,746, respectively.

      Open contracts generally mature within three months and as of December 31, 2003, the latest maturity date for open futures contracts is June, 2004. However, the Fund intends to close all contracts prior to maturity.


      Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract.

      The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits.

      The Fund has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will succeed. The basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a desirable margin-to-equity ratio. The Fund seeks to minimize credit risk primarily by depositing and maintaining its assets at financial institutions and brokers which it believes to be creditworthy.



                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001



7.    FINANCIAL HIGHLIGHTS

                                                        Year to Date

                                             2003    2002    2001    2000 (6)

    Performance per Unit (5)

      Net unit value, beginning of period    $908.99 $955.04 $972.92 $980.64

      Net realized and unrealized gains/losses

       on commodity transactions               97.66  169.37  123.33   48.00

      Investment and other income               2.47    6.20    9.72    3.98

      Expenses (1)                           (184.43)(221.62)(150.93) (59.70)

      Net increase (decrease) for the period  (84.30) (46.05) (17.88)  (7.72)

      Net unit value, end of period          $824.69 $908.99 $955.04 $972.92

    Net assets, end of period (000)           $1,037  $1,650  $1,836  $1,718

    Total return (3)                           (9.27)% (4.83)% (1.84)%(0.79)%

    Ratio to average net assets (4)

      Investment and other income               0.29%   0.60%   1.01%  1.10%

      Expenses (2)                            (10.16)%(10.16)% (5.79)%(9.46)%

    (1)      Includes brokerage commissions

    (2)      Excludes brokerage commissions

    (3)      Not annualized for periods less than one year

    (4)      Annualized for all periods

    (5)      Investment and other income and expenses is calculated using average number of units outstanding during the year. Net

             realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

    (6)      Period from July 1, 2000 (inception of trading) to December 31,

             2000. Beginning net unit value based on new subscriptions during period, net of syndication costs.









