Form 10-Q
period 2004-03-31
BROMWELL FINANCIAL FUND LP
filed 2004-05-21
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

5916 N. 300 West, Fremont, IN 46737
------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (260) 833-1505
------------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed, Since Last Report
No such changes occurred

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X       No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes              No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the third quarter ended March 31, 2004, and audited results for the calendar year 2003 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor, Fall River Capital, LLC.

The Units are sold through the broker dealer selected by the General Partner, Futures Investment Company, at the Net Asset Value per Unit as of the close of business on the last day of the month in which subscriptions are received by the General Partner.

The Registrant filed post-effective amendment no. 8 to its Registration Statement on February 18, 2004 to disclose a reduction in the brokerage commissions from 8% to 4% and to establish a continuing service fee of 4% to be paid by the Fund.

The Registrant will continue to offer Units for sale to the public via its prospectus dated March 9, 2004, submitted via post-effective amendment no. 8, until the total amount of registered securities, $7,000,000, is sold or the offering terminates.

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

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                      Bromwell Financial Fund, Limited Partnership
                                 By Belmont Capital Management, Incorporated
                                 Its General Partner


                                 By: /s/ Michael P. Pacult
                                     Mr. Michael Pacult
                                     Sole Director, Sole Shareholder,
                                     President, and Treasurer of the
                                     General Partner
Date: May 20, 2004

                            BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                    Page

Accountants' Review Report                                           F-2

Financial Statements

  Balance Sheets as of March 31, 2004 and December 31, 2003          F-3

  Schedules of Investments as of March 31, 2004 and
   December 31, 2003                                              F-4 - F-7

  Statements of Operations for the Three Months Ended
   March 31, 2004 and 2003                                           F-8

  Statements of Partners' Equity for the Three Months Ended
   March 31, 2004 and 2003                                           F-9

  Statements of Cash Flows for the Three Months Ended
   March 31, 2004 and 2003      F-10

  Notes to Financial Statements                                  F-11 - F-16

                            Frank L. Sassetti & Co.

                          Certified Public Accountants


To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware


                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Partnership's management.

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

                              We have previously audited, in accordance with
auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2003 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2004, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

May 18, 2004
Oak Park, Illinois





                6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                     ASSETS

                                                     March 31,
                                                       2004      December 31,
                                                    (A Review)       2003

Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                         $1,055,053   $  973,657
  Net unrealized gains on open commodity
   futures contracts                                    70,679       72,792
  Net unrealized gains on open commodity
  forward contracts                                     19,225        7,369

                                                     1,144,957    1,053,818

Cash                                                     5,647       22,397
Prepaid trading commissions                                514

                                                    $1,151,118   $1,076,215


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Partner redemptions payable                       $            $    7,405
  Accrued trading commissions payable                                 3,132
  Accrued management fees payable                        9,437        9,323
  Accrued incentive fees payable                        33,144        9,455
  Other accrued liabilities                              5,350       10,000

        Total Liabilities                               47,931       39,315


PARTNERS' CAPITAL
  Limited partners - (1257.32, and 1,257.32 units)   1,103,187    1,036,900
  General partner - (0 units)

        Total Partners' Capital                      1,103,187    1,036,900

                                                    $1,151,118   $1,076,215







                             See accompanying notes
                                      F-3

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 MARCH 31, 2004
                                   (A Review)
Contracts                                                     Value   Percent

    United States Commodity Futures Positions, Held Long

2   May '04 Silver                                           $13,760   1.20%
3   May '04 New York Crude Oil                                (1,620) (0.14)
1   May '04 Unleaded Gas                                       1,134   0.10
1   May '04 Soybeans                                           9,500   0.83
1   May '04 Soybean Meal                                       6,630   0.58
3   May '04 Soybean Oil                                        3,328   0.29
4   May '04 Corn                                               9,100   0.79
6   Jun '04 Treasury Notes                                     3,140   0.27
1   Jun '04 British Pound                                        469   0.04
1   Jun '04 Canadian Dollars                                     960   0.08
6   Jun '04 Lean Hogs                                           (840) (0.07)
1   Jun '04 E-mini S&P 500                                     1,030   0.09
4   Apr '04 Gas/Oil                                              600   0.05
3   May '04 Brent Crude                                       (3,420) (0.30)

      Total United States Commodity Futures Positions         43,771   3.82

    Swiss Commodity Futures Positions, Held Long

1   Jun '04 GBP/CHF FX Cross Forward                            (277) (0.02)
13  Sep '04 3 Month Euroswiss                                  2,566   0.22

      Total Swiss Commodity Futures Positions                  2,289   0.20

    Canadian Commodity Futures Positions, Held Long

3   Sep '04 3 Month Bankers Acceptance                           342   0.03
7   Jun '04 Canadian Government Bond                          (3,195) (0.28)

      Total Canadian Commodity Futures Positions              (2,853) (0.25)

    Japanese Commodity Futures Positions, Held Long

13  Jun '04 Euroyen Tibor                                        156   0.01
4   Jun '04 Nikkei 225                                         6,152   0.54

      Total Japanese Commodity Futures Positions               6,308   0.55

    British Commodity Futures Positions, Held Long

2     Jun '04 FTSE 100 Index                                    (900) (0.08)

    Australian Commodity Futures Positions, Held Long

5   Jun '04 SPI 200 Equity Index Futures                        (668) (0.06)

                            See accompanying notes.
                                      F-4

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 MARCH 31, 2004
                                   (A Review)

Contracts                                                     Value   Percent

    European Commodity Futures Positions, Held Long

7   Dec '04 3 Month Euribor                                   11,828   1.03
11  Jun '04 2 Year Bond                                        7,976   0.70
5   Jun '04 5 Year Bobl                                           61   0.01

      Total European Commodity Futures Position               19,865   1.74

      Total Commodity Futures Positions, Held Long            67,812   5.93


    British Commodity Futures Positions, Sold Short

3   Jun '04 EUR/GBP FX Cross Forward                           2,867   0.25

      Total Commodity Futures Sold Short                       2,867   0.25

    Net Commodity Futures Positions                           70,679   6.18

    United States Forward Positions, Held Long

3   Apr '04 Standard Lead                                      7,069   0.62
2   Apr '04 Zinc                                               3,075   0.27
3   Apr '04 Aluminum                                           6,787   0.59

      Total United States Forward Positions, Held Long        16,931   1.48

    United States Forward Positions, Sold Short

1   Apr '04 Standard Lead                                      1,700   0.15
1   Apr '04 Aluminum                                             594   0.05

      Total Forward Positions Sold Short                       2,294   0.20

    Net Forward Positions                                     19,225   1.68

    Cash in Trading Accounts                               1,055,053  92.15

      Total Investments                                   $1,144,957 100.00%





                            See accompanying notes.
                                      F-5

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003

Contracts                                                     Value   Percent

    United States Commodity Futures Positions, Held Long

2   Mar '04 Silver                                          $  7,000   0.66%
4   Feb '04 Gold                                               8,320   0.79
2   Feb '04 Unleaded Gas                                          (8) (0.00)
1   Mar '04 Soybeans                                             950   0.09
2   Mar '04 Soybean Meal                                       1,380   0.13
3   Mar '04 Soybean Oil                                        4,932   0.47
1   Mar '04 Euro FX                                            4,319   0.41
1   Mar '04 New Zealand Dollar                                   950   0.09
3   Mar '04 British Pound                                      9,862   0.94
1   Mar '04 Canadian Dollars                                     500   0.05
2   Mar '04 Swiss Franc                                        3,725   0.35
1   Mar '04 Japanese Yen                                        (488) (0.05)
2   Mar '04 Australian Dollar                                  2,560   0.24
2   Mar '04 E-mini NASDAQ                                      3,326   0.32
1   Mar '04 E-mini S&P 500                                     2,572   0.24
2   Jan '04 Taiwan Stock Index                                   640   0.06

      Total United States Commodity Futures Positions         50,540   4.79

    Swiss Commodity Futures Positions, Held Long

19  Jun '04 3 Month Euroswiss                                  6,549   0.62

    Canadian Commodity Futures Positions, Held Long

8   Jun '04 3 Month Bankers Acceptance                         4,046   0.38

    Japanese Commodity Futures Positions, Held Long

19  Mar '04 Euroyen Tibor                                        444   0.04

    British Commodity Futures Positions, Held Long

3   Mar '04 FTSE 100 Index                                     7,179   0.68

    Australian Commodity Futures Positions, Held Long

6   Mar '04 SPI 200 Equity Index Futures                       7,781   0.74

    European Commodity Futures Positions, Held Long

2   Jan '04 IBEX 35                                            7,200   0.68

      Total Commodity Futures Positions, Held Long            83,739   7.93

                            See accompanying notes.
                                      F-6

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003

Contracts                                                     Value   Percent

    United States Commodity Futures Positions, Sold Short

2   Mar '04 Coffee                                         $  (1,537) (0.15)%
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



                            See accompanying notes.
                                      F-7

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (A Review)


                                                          2004      2003

INVESTMENT AND OTHER INCOME
  Interest income                                    $    2,080   $      865
  Redemption penalty                                                     304

       Total Income                                       2,080        1,169

EXPENSES
  Commissions                                             5,260       46,772
  Management fees                                         2,682       17,053
  Continuing service fees                                10,586
  Incentive fees                                         27,290
  Professional accounting and legal fees                 26,087       12,218
  Other operating and administrative expenses             2,460          147

       Total Expenses                                    74,365       76,190

       Net Investment Loss                              (72,285)     (75,021)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain from trading futures                    130,076      192,261
  Realized gain/(loss) on exchange rate fluctuation        (179)
  Change in unrealized (loss) on
   open commodity futures contracts                      (2,113)    (105,038)
  Realized gain from trading options                                  46,788
  Realized gain from trading forward contracts            9,350
  Change in unrealized gain on forward contracts         11,856       13,612

       Total Realized and Unrealized Gain
        (Loss) on Investments                           148,990      147,623

NET INCOME                                           $   76,705   $   72,602

NET INCOME -
  Limited partnership unit                           $    61.01   $    40.19

  General partnership unit                           $            $






                            See accompanying notes.
                                      F-8

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (A Review)




                                          2004                   2003
                                   Amount      Units      Amount      Units

Balance at December 31          $1,036,900   1,257.32  $1,649,988   1,815.19

Partner additions

Partner withdrawals                                      (141,550)   (148.05)

Syndication costs                  (10,418)

Net income                          76,705                 72,602

Balance at March 31             $1,103,187   1,257.32  $1,581,040   1,667.14





                                                         2004       2003

  Value per unit                                      $  877.41  $  948.35

  Total partnership units                              1,257.32   1,667.14



















                            See accompanying notes.
                                      F-9

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (A Review)



                                                        2004       2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   76,705  $   72,602
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
       Trading Accounts                                 (9,743)    119,064
      Other assets                                        (514)     (4,218)
      Accrued commissions payable                       (3,132)        404
      Management and incentive fees payable             23,803       2,273
      Other payables and accruals                       (4,650)     (7,500)

         Net Cash Provided By
          Operating Activities                          82,469     182,625

CASH FLOWS FROM FINANCING ACTIVITIES
  Syndication costs                                    (10,418)
  Partner redemptions                                   (7,405)    (30,496)

         Net Cash Used In
          Financing Activities                         (17,823)    (30,496)

NET INCREASE IN CASH                                    64,646     152,129

CASH
  Beginning of period                                  996,054   1,598,216

  End of period                                     $1,060,700  $1,750,345

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                 $1,055,053  $1,748,033
  Cash                                                   5,647       2,312

                                                    $1,060,700  $1,750,345








                            See accompanying notes.
                                      F-10

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

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

      Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
                                      F-11

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2004 and 2003.

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

3.    THE LIMITED PARTNERSHIP AGREEMENT

      The Limited Partnership Agreement provides, among other things, the following:

      Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the partnership.
                                      F-12

                  BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

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

      A $22 per round turn brokerage commission (from which brokerage commissions will be paid to the futures commission merchant) and a 5% quarterly incentive fee on all new net profits (as defined) will be paid to the general partner. Effective March 1, 2004, the brokerage commission was changed from $22 per round turn to a 4% (annual rate) of the equity deposit for trading as a fixed annual brokerage commissions, paid on the monthly basis.

      The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.
                                      F-13