Form 10-Q
period 2004-06-30
BROMWELL FINANCIAL FUND LP
filed 2004-08-13
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the second quarter ended June 30, 2004, and audited results for the calendar year 2003 are attached hereto and made a part hereof.

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

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                      Bromwell Financial Fund, Limited Partnership
                                 By Belmont Capital Management, Incorporated
                                 Its General Partner


                                 By: /s/ Michael P. Pacult
                                     Mr. Michael Pacult
                                     Sole Director, Sole Shareholder,
                                     President, and Treasurer of the
                                     General Partner
Date: August 13, 2004

                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                    Page

Accountants' Review Report                                          F-2

Financial Statements

  Balance Sheets as of June 30, 2004 and December 31, 2003          F-3

  Schedules of Investments as of June 30, 2004 and
   December 31, 2003                                             F-4 - F-7

  Statements of Operations for the Three and Six Months Ended
   June 30, 2004 and 2003                                           F-8

  Statements of Partners' Equity for the Six Months Ended
   June 30, 2004 and 2003                                           F-9

  Statements of Cash Flows for the Six Months Ended
   June 30, 2004 and 2003                                           F-10

  Notes to Financial Statements                                 F-11 - F-16

                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware


                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of June 30, 2004 and the related statements of operations for the three and six months ended June 30, 2004 and 2003, and the statements of partners' equity and cash flows for the six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the Partnership's management.

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

August 5, 2004
Oak Park, Illinois






               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                      JUNE 30, 2004 AND DECEMBER 31, 2003

                                    ASSETS

                                                   June 30,
                                                     2004      December 31,
                                                  (A Review)       2003

Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                      $  863,877     $  973,657
  Net unrealized gains on open commodity
  futures contracts                                  15,163         72,792
  Net unrealized gains (losses) on open commodity
  forward contracts                                 (12,344)         7,369

                                                    866,696      1,053,818

Cash                                                 18,375         22,397

                                                 $  885,071     $1,076,215


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Partner redemptions payable                    $              $    7,405
  Accrued trading commissions payable                 2,298          3,132
  Accrued management fees payable                    13,033          9,323
  Accrued incentive fees payable                      2,751          9,455
  Other accrued liabilities                           8,000         10,000

        Total Liabilities                            26,082         39,315


PARTNERS' CAPITAL
  Limited partners - (1,198.42 and 1,257.32 units)  858,989      1,036,900
  General partner - (0 units)

        Total Partners' Capital                     858,989      1,036,900

                                                 $  885,071     $1,076,215









The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 2004
                                  (A Review)

Contracts                                                      Value  Percent

         United States Commodity Futures Positions, Held Long

2        Aug '04 Heating Oil                                  $   655   0.08%
1        Aug '04 New York Crude Oil                              (650) (0.07)
1        Aug '04 Unleaded Gas                                     487   0.06
5        Aug '04 Live Cattle                                     (741) (0.09)
2        Aug '04 Lean Hogs                                        680   0.08
1        Jul  '04 Gas/Oil                                       2,025   0.23
1        Aug '04 Brent Crude                                   (3,730) (0.43)

           Total United States Commodity Futures Positions     (1,274) (0.14)

         British Commodity Futures Positions, Held Long

2        Sep '04 FTSE 100 Index                                   744   0.09

         Australian Commodity Futures Positions, Held Long

5        Sep '04 SPI 200 Equity Index Futures                   4,964   0.57

           Total Commodity Futures Positions, Held Long         4,434   0.52

         United States Commodity Futures Positions, Sold Short

3        Dec '04 Cotton                                         9,660   1.11
5        Sep '04 Wheat                                          1,250   0.14

           Total United States Commodity Futures Positions     10,910   1.25

         British Commodity Futures Positions, Sold Short

3        Sep '04 EUR/GBP FX Cross Forward                         218   0.03
3        Sep '04 Cocoa                                            871   0.10
8        Mar '05 3 Month Short Sterling                        (1,270) (0.15)

           Total British Commodity Futures Positions             (181) (0.02)

           Total Commodity Futures Sold Short                  10,729   1.23

         Net Commodity Futures Positions                       15,162   1.75





The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 2004
                                  (A Review)

Contracts                                                      Value  Percent

         United States Forward Positions, Held Long

2        Jul '04 Zinc                                         (1,325)  (0.15)
2        Jul '04 Aluminum                                     (2,388)  (0.27)

           Total United States Forward Positions, Held Long   (3,713)  (0.42)

         United States Forward Positions, Sold Short

2        Jul '04 Zinc                                         (1,276)  (0.15)
2        Jul '04 Aluminum                                     (7,355)  (0.85)

           Total Forward Positions Sold Short                 (8,631)  (1.00)

         Net Forward Positions                               (12,344)  (1.42)

         Cash in Trading Accounts                            863,877   99.67

           Total Investments                                $866,695  100.00%


























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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (A Review)

  Three months ended       June 30,      Six months ended       June 30,
                                          2004      2003      2004      2003

INVESTMENT AND OTHER INCOME
  Interest income                     $   1,969 $    699 $   4,049 $   1,564
  Redemption penalty                                                     304

       Total Income                       1,969      699     4,049     1,868

EXPENSES
  Commissions                            11,302   44,228    16,562    91,000
  Management fees                         2,494   15,973     5,176    33,026
  Continuing service fees                 9,838             20,424
  Incentive fees                                   3,474    27,290     3,474
  Professional accounting and legal fees 23,504   18,313    49,591    30,531
  Registration costs                      3,256              3,256
  Other operating and administrative
   expenses                               7,056      139     9,516       286

       Total Expenses                    57,450   82,127   131,815   158,317

       Net Investment Loss              (55,481) (81,428) (127,766) (156,449)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain/(loss) from trading
   futures                              (59,321)  98,246    70,755   290,507
  Change in unrealized gain/(loss) on
   open commodity futures contracts     (55,515)   1,680   (57,628) (103,358)
  Realized gain from trading options              32,687              79,475
  Realized gain from trading forward
   contracts                              6,378             15,728
  Change in unrealized gain/(loss) on
   forward contracts                    (31,569)  (7,437)  (19,713)    6,175
  Realized gain/(loss) on exchange
   rate fluctuation                        (124)              (303)

  Total Realized and Unrealized Gain
   (Loss) on Investments               (140,151) 125,176     8,839   272,799

NET INCOME (LOSS)                     $(195,632)$ 43,748 $(118,927) $116,350

NET INCOME (LOSS) -
  Limited partnership unit            $ (158.06)$  26.69 $  (95.33) $  67.54

  General partnership unit            $         $        $          $

   The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (A Review)




                                         2004                  2003
                                   Amount     Units      Amount     Units

Balance at December 31           $1,036,900  1,257.32  $1,649,988  1,815.19

Partner additions

Partner withdrawals                 (42,847)   (58.90)   (421,640)  (436.17)

Syndication costs                   (16,137)               (6,900)

Net income (loss)                  (118,927)              116,350

Balance at June 30                 $858,989  1,198.42  $1,337,798  1,379.02



                                                          2004      2003

       Value per unit                                  $  716.77  $  970.11

       Total partnership units                          1,198.42   1,379.02






















   The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (A Review)



                                                           2004      2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $(118,927)  $116,350
  Adjustments to reconcile net income (loss) to
   net cash provided by(used in) operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
       Trading Accounts                                   77,342    108,559
      Other assets                                                  (13,688)
      Accrued commissions payable                           (834)     1,451
      Management and incentive fees payable               (2,994)     6,157
      Other payables and accruals                         (2,000)    (2,750)

          Net Cash Provided By (Used In)
           Operating Activities                          (47,413)   216,079

CASH FLOWS FROM FINANCING ACTIVITIES
  Syndication costs                                      (16,137)    (6,900)
  Partner redemptions                                    (50,252)  (196,957)

          Net Cash Used In
           Financing Activities                          (66,389)  (203,857)

NET INCREASE (DECREASE) IN CASH                         (113,802)    12,222

CASH
  Beginning of period                                    996,054  1,598,216

  End of period                                        $ 882,252 $1,610,438

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                    $ 863,877 $1,609,196
  Cash                                                    18,375      1,242

                                                       $ 882,252 $1,610,438









   The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2004 AND 2003
                                  (A Review)

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

                            JUNE 30, 2004 AND 2003
                                  (A Review)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2004 and 2003.

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

                            JUNE 30, 2004 AND 2003
                                  (A Review)

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2004 AND 2003
                                  (A Review)

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the six months ended June 30, 2004 and 2003:

                                                   2004        2003

      Commissions/Management Fees - Belmont      $10,868      $24,751

      Commission/Continuing Service Fees -
        Futures                                  $17,519      $57,918

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

      The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2004 and December 31, 2003 was $863,877,and $973,657, respectively, which equals approximately 100% and 94% of Net Asset Value, respectively.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2004 AND 2003
                                  (A Review)

6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $941,535 and $12,789,512 on long positions at June 30, 2004 and December 31, 2003, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains on open commodity futures contracts at June 30, 2004 and December 31, 2003, was $15,163 and $72,792, respectively.

      Open contracts generally mature within three months and as of June 30, 2004, the latest maturity date for open futures contracts is ,March 2005. However, the Fund intends to close all contracts prior to maturity.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2004 AND 2003
                                  (A Review)

7.    FINANCIAL HIGHLIGHTS

                                        Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                           2004     2003     2004     2003
Performance per Unit (5)

  Net unit value, beginning of period    $ 877.41 $ 948.35 $ 824.69 $ 908.99

  Net realized and unrealized gains/
   losses on commodity transactions       (115.81)   71.44    (5.51)  151.94

  Investment and other income                1.59     0.43     3.25     1.08

  Expenses (1)                             (46.42)  (50.11) (105.66)  (91.90)

  Net increase (decrease) for the period  (160.64)   21.76  (107.92)   61.12

  Net unit value, end of period          $ 716.77 $ 970.11 $ 716.77 $ 970.11

  Net assets, end of period (000)        $    859 $  1,338 $    859 $  1,338

  Total return (3)                         -18.31%    2.29%  -13.09%    6.72%

  Ratio to average net assets (4)
    Investment and other income             1.61 %    .19 %   1.65 %    .25 %
    Expenses (2)                          (37.63)% (10.39)% (46.99)%  (8.84)%

  (1) Includes brokerage commissions

  (2) Excludes brokerage commissions

  (3) Not annualized

  (4) Annualized for all periods

  (5) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.