Form 10-Q
period 2004-09-30
BROMWELL FINANCIAL FUND LP
filed 2004-11-24
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2004, and audited results for the calendar year 2003 are attached hereto and made a part hereof.

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

The Registrant will continue to offer Units for sale to the public via its prospectus dated March 9, 2004 as supplemented September 24, 2004 until the total amount of registered securities, $7,000,000, is sold or the offering terminates.

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

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      None

(b)      None

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                   Bromwell Financial Fund, Limited Partnership
                              By Belmont Capital Management, Incorporated
                              Its General Partner


                              By: /s/ Michael Pacult
                              Mr. Michael Pacult
                              Sole Director, Sole Shareholder, President,
                              and Treasurer of the General Partner

Date:  November 23, 2004

                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                     Page

  Accountants' Review Report                                         F-2

  Financial Statements

  Balance Sheets as of September 30, 2004 and December 31, 2003      F-3

  Schedules of Investments as of September 30, 2004 and
   December 31, 2003                                              F-4 - F-7

  Statements of Operations for the Three and Nine Months
   Ended September 30, 2004 and 2003                                 F-8

  Statements of Partners' Equity for the Nine Months Ended
   September 30, 2004 and 2003                                       F-9

  Statements of Cash Flows for the Nine Months Ended
   September 30, 2004 and 2003                                       F-10

  Notes to Financial Statements                                  F-11 - F-16

                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware

                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of September 30, 2004 and the related statements of operations for the three and nine months ended September 30, 2004 and 2003, and the statements of partners' equity and cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Partnership's management.

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

November 11, 2004
Oak Park, Illinois












               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                    ASSETS

                                                  September 30,
                                                      2004      December 31,
                                                   (A Review)      2003

Investments
  Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                         $130,597    $  973,657
  U.S Treasury obligations                           478,268
  Net unrealized gains on open commodity
  futures contracts                                   31,845        72,792
  Net unrealized gains on open commodity
  forward contracts                                        -         7,369

                                                     640,710     1,053,818

Cash                                                  46,084        22,397
Accrued interest receivable                            3,152             -

                                                    $689,946    $1,076,215

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
  Partner redemptions payable                       $220,767    $    7,405
  Accrued trading commissions payable                  2,117         3,132
  Accrued management fees payable                      9,662         9,323
  Accrued incentive fees payable                       2,751         9,455
  Other accrued liabilities                            6,143        10,000

      Total Liabilities                              241,440        39,315


PARTNERS' CAPITAL
  Limited partners - (593.18 and 1,257.32 units)     423,598     1,036,900
  General partner - (34.88 and 0 units)               24,908             -

  Total Partners' Capital                            448,506     1,036,900

                                                    $689,946    $1,076,215














   The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2004
                                  (A Review)

Contracts                                                      Value  Percent

       United States Commodity Futures Positions, Held Long:

1      Nov '04 Nymex Light Sweet Crude                       $ 6,090   0.95%
1      Nov '04 Nymex Unleaded Gas                              4,624   0.72
2      Dec '04 CBT T Bonds                                    (3,187) (0.50)
2      Dec '04 CME Lean Hogs                                   4,020   0.63
1      Oct '04 IPE Gas/Oil                                     7,375   1.15
1      Dec '04 IPE Brent Crude                                  (110) (0.01)

         Total United States Commodity Futures Positions      18,812   2.94

       British Commodity Futures Positions, Held Long:

5      Dec '04 LIFFE FTSE 100 Index                           (1,900) (0.30)

       Euro Commodity Futures Positions, Held Long:

4      Dec '04 10 ERX Yr Bund                                  1,838   0.29

       Japanese Commodity Futures Positions, Held Long:

16     Mar '05 SGX EuroYen Tibor                                 907   0.14
6      Dec '04 SGX Mini JGB                                    3,429   0.54

         Total Japanese Commodity Futures Positions            4,336   0.68

       Australian Commodity Futures Positions, Held Long:

5      Dec '04 SFE SPI 200 Equity Index Futures                5,794   0.90
6      Dec '04 SFE 10 Yr T Bond                               (3,579) (0.56)
14     Dec '04 SFE 3YR T Bond                                 (3,100) (0.48)

         Total Australian Commodity Futures Positions           (885) (0.14)

         Total Commodity Futures Positions, Held Long         22,201   3.47
















   The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2004
                                  (A Review)

Contracts                                                      Value  Percent

       United States Commodity Futures Postions, Sold Short:

5      Dec '04 CBT Wheat                                     $  5,313  0.83%
4      Dec '04 CBT Corn                                         5,006  0.78
5      Nov '04 LIFFE Coffee                                      (225)(0.04)
3      Nov '04 CBT Soybeans                                      (450)(0.07)

         Total United States Commodity Futures Positions        9,644  1.50

         Total Commodity Futures Sold Short                     9,644  1.50

       Net Commodity Futures Positions                         31,845  4.97

       U.S. Treasury obligations:

         Ser. C 2010 United States Treasury Note
          ($429,000 Face Value)                               478,268 74.65

       Cash and Cash Equivalents in Trading Accounts:

         United States Markets                                132,032 20.60
         British Pound Markets                                 (1,435)(0.22)

       Total Cash and Cash Equivalents in Trading Accounts    130,597 20.38

         Total Investments                                   $640,710 100.00%

























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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (A Review)

                                        Three months ended  Nine months ended
                                          September 30,       September 30,
                                          2004      2003      2004      2003

INVESTMENT AND OTHER INCOME
  Interest income                  $    7,029 $     617 $   11,078 $    2,181
  Redemption penalty                        -         -          -        304

      Total Income                      7,029       617     11,078      2,485

EXPENSES
  Commissions                           8,085    35,864     24,647    126,864
  Management fees                       2,029    13,144      7,205     46,170
  Continuing service fees               7,653         -     28,077          -
  Incentive fees                            -         -     27,290      3,474
  Professional accounting and
   legal fees                          34,468    15,302     84,059     45,833
  Registration costs                        -         -      3,256          -
  Other operating and administrative
   expenses                             3,850        70     13,366        356

      Total Expenses                   56,085    64,380    187,900    222,697

      Net Investment Loss             (49,056)  (63,763)  (176,822) (220,212)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain/(loss) from trading
   futures                             12,306  (135,196)    65,544   155,311
  Change in unrealized gain/(loss) on
   open commodity futures contracts    29,026   144,937    (11,085)   41,579
  Realized gain from trading options        -    13,586          -    93,061
  Realized gain from trading forward
   contracts                          (28,898)        -    (13,170)        -
  Change in unrealized gain/(loss)
   on forward contracts                12,344    (5,850)    (7,369)      325
  Realized gain/(loss) on exchange
   rate fluctuation                    (1,066)        -     (1,369)        -

  Total Realized and Unrealized Gain
   (Loss) on Investments               23,712    17,477     32,551   290,276

NET INCOME (LOSS)                  $  (25,344) $(46,286) $(144,271) $ 70,064

NET INCOME (LOSS) -
  Limited partnership unit         $   (27.93) $ (33.86) $  (89.98) $  43.68

  General partnership unit         $   (27.93) $       - $(27.93)(1)$      -

(1) General partner units were outstanding and shared in net loss only for the three months ended September 30, 2004.


   The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (A Review)


                   Limited Partners   General Partners     Total Partners

                   Amount     Units   Amount      Units  Amount       Units

Balance -
  January 1, 2004  $1,036,900 1,257.32 $      -      -  $1,036,900  1,257.32

Partner additions           -        -   25,000  34.88      25,000     34.88

Partner withdrawals  (452,986) (664.14)                   (452,986)  (664.14)

Syndication costs     (16,137)                             (16,137)        -

Net loss             (144,179)              (92)          (144,271)        -

Balance -
 September 30, 2004  $423,598   593.18  $24,908  34.88  $  448,506    628.06


Balance -
 January 1, 2003   $1,649,988 1,815.19  $     -      -  $1,649,988  1,815.19

Partner additions           -        -        -      -           -         -

Partner withdrawals  (479,347) (497.13)       -      -    (479,347)  (497.13)

Syndication costs      (6,900)       -        -      -      (6,900)        -

Net income             70,064        -        -      -      70,064         -

Balance -
 September 30,
  2003             $1,233,805 1,318.06 $      -      -  $1,233,805  1,318.06

                                              2004         2003

  Value per unit                            $714.11      $936.07

  Total partnership units                    628.06     1,318.06













   The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (A Review)



                                                           2004      2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $(144,271)   $70,064
  Adjustments to reconcile net income (loss) to
   net cash provided by(used in) operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
       Trading Accounts                                   48,316    (13,629)
      Accrued interest receivable                         (3,152)    (7,000)
      Accrued commissions payable                         (1,015)      (529)
      Management and incentive fees payable               (6,365)     4,220
      Other payables and accruals                         (3,857)    (1,200)

        Net Cash Provided By (Used In)
         Operating Activities                           (110,344)    51,926

CASH FLOWS FROM FINANCING ACTIVITIES
  Partner additions                                       25,000
  Syndication costs                                      (16,137)    (6,900)
  Partner redemptions                                   (239,624)  (460,586)

        Net Cash Used In
         Financing Activities                           (230,761)  (467,486)

NET DECREASE IN CASH                                    (341,105)  (415,560)

CASH
  Beginning of period                                    996,054  1,598,216

  End of period                                       $  654,949 $1,182,656

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                   $  608,865 $1,168,493
  Cash                                                    46,084     14,163

                                                      $  654,949 $1,182,656














   The accompanying notes are an integral part of the financial statements.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2004 AND 2003
                                  (A Review)

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2004 AND 2003
                                  (A Review)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the Nine months ended September 30, 2004 and 2003.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2004 AND 2003
                                  (A Review)

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2004 AND 2003
                                  (A Review)

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the nine months ended September 30, 2004 and 2003:

                                               2004         2003

  Commissions/Management Fees - Belmont      $17,872      $24,751

  Commission/Continuing Service Fees -
    Futures                                  $25,171      $57,918

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

      The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at September 30, 2004 and December 31, 2003 was $130,597, and $973,657, respectively, which equals approximately 29% and 94% of Net Asset Value, respectively. The Fund also purchases United States Treasury Notes as a form of margin. At September 30, 2004, $478,268 was invested in U.S. Treasury Notes, which approximates 107% of the Net Asset Value.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2004 AND 2003
                                  (A Review)

6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $12,044,763 and $12,789,512 on long positions at September 30, 2004 and December 31, 2003, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains on open commodity futures contracts at September 30, 2004 and December 31, 2003, was $31,845 and $72,792, respectively.

      Open contracts generally mature within three months and as of September 30, 2004, the latest maturity date for open futures contracts is March, 2005. However, the Fund intends to close all contracts prior to maturity.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2004 AND 2003
                                  (A Review)

7.    FINANCIAL HIGHLIGHTS

                                   Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                   2004          2003    2004           2003
Performance per Unit (5)

  Net unit value, beginning of
   period                          $ 716.77  $ 970.11    $ 824.69   $ 908.99

  Net realized and unrealized gains/
  losses on commodity transactions    51.40     12.60       41.98     164.35

  Investment and other income          7.74      0.45        9.56       1.55

  Expenses (1)                       (61.80)   (47.09)    (162.12)   (138.82)

  Net increase (decrease) for
   the period                         (2.66)   (34.04)    (110.58)     27.08

  Net unit value, end of period    $ 714.11  $ 936.07    $ 714.11   $ 936.07

Net assets, end of period (000)    $    449  $  1,234    $    449   $  1,234

Total return (3)                      -0.37%    -3.51%     -13.41%      2.98%

Ratio to average net assets (4)
  Investment and other income          4.30%      .19%       1.84%       .23%
  Expenses (2)                       (29.37)%   (8.87)%    (27.09)%   (8.81)%

  (1)      Includes brokerage commissions

  (2)      Excludes brokerage commissions

  (3)      Not annualized

  (4)      Annualized for all periods

  (5) Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.