Form 10-K
period 2004-12-31
BROMWELL FINANCIAL FUND LP
filed 2005-04-08
CIK 1093661

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the year ended  12-31-2004
OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number  333-85755

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                Delaware                               51-0387638
      State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization               Identification No.)

    101 N. Fairfield Drive, Dover, DE                     19901
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class      Name of each exchange on which registered
             None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units
                                (Title of class)

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 of the Act).    Yes ___ No _X_

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None. There is no market for the Units of Partnership interests and none is expected to develop. This is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1999, 2000, 2001, 2002, and 2003 at Registration No. 333-85755.

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

By Notice to Limited Partners dated January 30, 2004 and subsequent post effective amendment to its Registration Statement that went effective March 9, 2004, the General Partner provided disclosure of a change in brokerage commissions from $22 per round turn to a 4% fixed annual brokerage commission, payable 4/12 of 1% per month, for domestic trades plus actual commissions charged for trades made on foreign exchanges and forward markets, if any.

The trades for the Fund are selected and placed with the FCM, i.e., broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Initially, the Fund account was traded solely by Ansbacher Investment Management, Inc., then later by both Ansbacher and Mangin Capital Management, Inc. Effective November 1, 2003, the General Partner replaced the two CTAs with a single CTA, Fall River Capital Management, Inc., which remained the sole trader throughout the year 2004, but was terminated January 10, 2005. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Partners at its office. Fall River was paid a management fee of one percent (1%) of the equity assigned to it to manage plus an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the Partnership Agreement which governs the operation of the Fund, payable quarterly. The Fund Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference.

None of the purchasers of Limited Partnership Units has a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership are sent to all purchasers of Units at the end of each month.

Belmont Capital Management, Inc., the corporate General Partner and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for a fee described previously to the independent FCM selected by the General Partner to hold the Fund's trading equity and place the trades as directed by the CTA pursuant to a power of attorney granted by the Fund.

The sale of Units is regulated by the US Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Commissions and securities acts of the several States where its Units are offered and sold. The commodity pool operators (General Partners) and principals are regulated by the Commodity Futures Trading Commission pursuant to the US Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Fund, see the Registrant's Registration Statement and its pre-effective amendments on file with the Securities and Exchange Commission at No. 333-85755, which are incorporated herein by reference.

Events Subsequent to December 31, 2004: The General Partner suspended trading on January 10, 2005, and all but one limited partner have redeemed their Units. Subsequently, Michael Pacult resigned as the individual general partner, but remains the principal of the Corporate General Partner. The Partnership is in the process of establishing new terms upon which to sell the balance of un-issued registered securities of $4,474,938, as of January 31, 2005, until the total amount of registered securities, $7,000,000, is sold or the offering terminates.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance is on deposit and available as margin to secure trading the FCM selected by the General Partner. Any FCM selected by the General Partner must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of commodities is highly speculative and the Fund is at unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTA in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, the Selling Agent, the FCM, the CTA or any of their Affiliates, directors or officers.

The Registrant is not aware of any threatened or potential claims or legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

The General Partner makes all day to day decisions regarding the operation of the Fund. The Limited Partners have not exercised any right to vote their Units and there have been no matters which would cause the Fund to conduct a vote of the Partners. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

                                    PART II

Item 5. Market for Registrant's Limited Partnership Units, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Fund desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Partnership Agreement requires a security holder to obtain the approval of the General Partner prior to the transfer of any Units. Accordingly, there is no trading market for the Fund Units and none is likely to develop. The Partners must rely upon the right of Redemption provided in the Partnership Agreement to liquidate their interest.

The Fund has fewer than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Fund. The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its Partners. The Fund has
not made any distributions as of the date hereof.   The Fund has no
securities authorized for issuance under equity compensation plans. See the Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partner's capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, 2000 to December 31, 2004.

Year to Date

                                  2004     2003     2002     2001    2000(6)
Performance per Unit (5)
 Net unit value, beginning of
  period                         $824.69  $908.99  $955.04  $972.92  $980.64
 Net realized and unrealized
  gains/losses on commodity
  transactions                     89.50    97.66   169.37   123.33    48.00
 Investment and other income       15.67     2.47     6.20     9.72     3.98
 Expenses (1)                    (182.45) (184.43) (221.62) (150.93)  (59.70)
 Net decrease for the period      (77.28)  (84.30)  (46.05)  (17.88)   (7.72)
 Net unit value, end of period   $747.41  $824.69  $908.99  $955.04  $972.92

Net assets, end of period (000)  $   712  $ 1,037  $ 1,650  $ 1,836  $ 1,718

Total return (3)                   (9.37)%  (9.27)%  (4.83)%  (1.84)% (0.79)%

Ratio to average net assets (4)
 Investment and other income        2.11%    0.29%    0.60%    1.01%    1.10%
 Expenses (2)                     (20.62)% (10.16)% (10.16)%  (5.79)% (9.46)%

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

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2004 and 2003:

      Quarters ended:

                                  March 31,  June 30,   Sep 30,    Dec 31,
                                     2004      2004      2004        2004

Total Investment Gain (Loss)     $ 148,990  $(140,151) $  23,712  $  31,959
Net Income (Loss)                   76,705   (195,632)   (25,344)    33,339

Net Income (Loss) per
 partnership unit                    61.01    (158.06)    (27.93)     16.71
Net asset value per partnership
 unit at the end of the period      877.41     716.77     714.11     747.41

                                  March 31,  June 30,   Sep 30,    Dec 31,
                                     2003      2003      2003        2003

Total Investment Gain (Loss)     $ 147,623  $ 125,176  $  17,477  $ (83,345)
Net Income (Loss)                   72,602     43,748    (46,286)  (141,241)

Net Income (Loss) per
 partnership unit                    40.19      26.69     (33.86)    (79.59)
Net asset value per partnership
 unit at the end of the period      948.35     970.11     936.07     824.69

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

The Fund records all investments at market value in its financial statements, with changes in market value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. In certain circumstances, estimates are involved in determining market value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through resale of Units once issued or borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

The entire offering proceeds will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities or cash or both with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 97% or more) of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 40% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 60% to 90% of the Fund's assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to the Fund, the General Partner or any affiliated entities.

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 2000 and the years 2001, 2002, 2003 and 2004 reflect the absorption of these costs by the Fund. To date, the Fund has not been profitable. See Part I - Events Subsequent to December 31, 2004 for an explanation of intended future operations.

The Partnership Agreement grants solely to the General Partner the right to select the CTA and to otherwise manage the operation of the Fund. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. The Fund, the General Partner and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

In addition to market risk, in entering into futures, forward and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward and swap contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The CTAs trade for the Fund only with those counterparties which they believe to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The securities of the Fund are not traded and no market for the Fund securities is expected to develop. The Fund is engaged in the speculative trading of futures and options on futures. The risks are fully explained in the Fund prospectus delivered to each prospective partner prior to their investment.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2004, were audited by Frank
L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302 and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A.  Controls and Procedures.

The General Partner of the Fund, under the actions of its sole principal, Michael Pacult, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, Mr. Pacult has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public. All Fund money is on deposit either with a bank or a futures commission merchant. There is an audit trail produced by both. A certified public accountant prepares the monthly financial statements. The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month. No information related to the value of the units during the month is available to the Fund sales force or the prospects. All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year. The Fund maintains its subscription agreements and other records for six years.

Item 9B.  Other Information.

None

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

The Fund is a Delaware Limited Partnership which acts through its corporate General Partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant during the year 2004 were Belmont Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 60, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the broker dealer which conducts the "best efforts" offering of the Units.

From August, 2003, to present, Mr. Pacult has been the sole owner, director and president of Ashley Capital Management, Inc., a commodity pool operator of partnership that competes with this partnership; and, since April 2003 to present, he has been the sole owner, director and president of White Oak Financial Services, Inc., a commodity pool operator that will also compete with this partnership; and, since October 2004 to present, he has been the sole owner, director and president of TriView Capital Management, Inc., a commodity pool operator that will also compete with this partnership. Since August 2003, he has also served as the individual general partner or managing member of three other commodity pools, Atlas Futures Fund, LP, Providence Select Fund, LP, and TriView Global Fund, LLC.

There has never been a material administrative, civil or criminal action brought against the Fund, the General Partner or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the Fund, has determined that he qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.

Code of Ethics

The Fund General Partner is registered with the National Futures Association as a Commodity Pool Operator and its President, Michael P. Pacult is registered as its principal. Both the Fund and the General Partner are subject to Federal Commodity Exchange Act and audit for compliance and the rules of good practice of the Commodity Futures Trading Commission and the industry self regulatory organization, the National Futures Association. Having said that, neither the Commodity Futures Trading Commission nor the National Futures Association are responsible for the quality of the Fund disclosures or its operation, those functions are exclusively the responsibility of the Fund and its General Partner.

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Form 10-K. During the year 2004, as described previously, the Fund paid its General Partner fixed brokerage commissions of four percent (4%) per year, payable monthly, to cover the cost of the trades entered by the CTA in addition to an incentive fee of five percent (5%) per year, payable quarterly, on New Net
Profits earned by the Fund.   The corporate General Partner retained the
difference, if any, between the cost to enter the trades and the four percent.

The selling agents earned a four percent (4%) annual continuing compensation paid by the Fund to Futures Investment Company, the Affiliated selling broker for service to investors and retention of investment in the Fund. All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2004, but have since redeemed their Units in the Fund:

      Name                                      Percent Ownership
      Bill Ernst                                10.46%
      C.R. Stevens Family Partnership, LTD      10.06
      Sterling Trust FBO Elaine Vlaun            9.03

(b) As of February 28, 2005, the General Partner owned 34.88 Units of Limited Partnership Interest.

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

Item 13.  Certain Relationships and Related Transactions.

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management. The General Partner has sole discretion over the selection of trading advisors. Belmont Capital Management, Inc., the corporate General Partner, is paid a fixed commission for trades and, therefore, the General Partner has a potential conflict in the selection of a CTA that makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2004 and 2003 were $19,500 and $27,520, respectively.

(b)      Audit Related Fees

None

(c)      Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2004 and 2003 were $1,400 and $1,400, respectively.

(d)      All Other Fees

None

(e) The Board of Directors of Belmont Capital Management, Inc., General Partner of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

                                    Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      1. Financial Statements

      See Index to Financial Statements for the years ended December 31, 2004, 2003 and 2002.

      The Financial Statements begin on page F-1 of this report.

      2. Financial Schedules

      Not applicable, not required, or included in the Financial Statements.

      3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-61217 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(d)      Reports on Form 8-K:  none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                Bromwell Financial Fund, Limited Partnership
                           By Belmont Capital Management, Inc.
                           Its General Partner

Date: April 8, 2005        By: /s/ Michael P. Pacult
                               Mr. Michael P. Pacult
                               Sole Director, Sole Shareholder
                               President and Treasurer

*****************************************************************************

                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                           YEARS ENDED DECEMBER 31,
                              2004, 2003 AND 2002

                                                                  Page

Report of Independent Registered Public Accounting Firm           F-2

Financial Statements

  Balance Sheets                                                  F-3

  Schedules of Investments                                     F-4 - F-8

  Statements of Operations                                        F-9

  Statements of Partners' Equity                                  F-10

  Statements of Cash Flows                                        F-11

  Notes to Financial Statements                               F-12 - F-18
































                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have audited the accompanying balance
sheets, including the schedules of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                              We conducted our audits in accordance with the
standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


/s/ Frank L. Sassetti & Co.

March 18, 2005
Oak Park, Illinois











               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2004 AND 2003

                                    ASSETS
                                                          2004        2003

Investments
  Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                           $  255,008  $  973,657
  U.S. Treasury obligations                              362,330           -
  Net unrealized gains on open commodity
   futures contracts                                       7,630      72,792
  Net unrealized (losses) gains on open commodity
   forward contracts                                     (22,511)      7,369

  Total Investments                                      602,457   1,053,818

Cash                                                     121,848      22,397
Accrued interest receivable                                7,252           -

                                                        $731,557  $1,076,215

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Partner redemptions payable                           $      -  $    7,405
  Accrued trading commissions payable                      1,093       3,132
  Accrued management fees payable                          8,877       9,323
  Accrued incentive fees payable                           2,750       9,455
  Other accrued liabilities                                6,386      10,000

  Total Liabilities                                       19,106      39,315


PARTNERS' CAPITAL
  Limited partners - (918.35 and 1,257.32 units)         686,382   1,036,900
  General partner - (34.88 units and 0 units)             26,069

  Total Partners' Capital                                712,451   1,036,900

                                                      $  731,557  $1,076,215











                  The accompanying notes are an integral part
                         of the financial statements.
                                      F-3


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2004

Contracts                                                     Value   Percent

       United States Commodity Futures Postions, Held Long:

2      Mar '05 NBT Coffee                                    $ 3,188   0.53%
2      Feb '05 CMX Gold                                       (2,160) (0.36)
2      Feb '05 CME Lean Hogs                                   2,040   0.34
1      Mar '05 IMM Euro FX                                     1,500   0.25
2      Mar '05 IMM New Zealand Dollar                          2,380   0.40
2      Mar '05 IMM British Pound                              (2,738) (0.45)
1      Mar '05 IMM Canadian Dollars                               40   0.01
1      Mar '05 IMM Swiss Franc                                  (288) (0.05)
8      Mar '05 IMM Mexican Peso                                  700   0.12
4      Mar '05 CME E-mini NASDAQ                               2,160   0.36
3      Mar '05 CME E-mini S&P 500                              5,070   0.84

         Total United States Commodity Futures Positions      11,893   1.99

       Hong Kong Commodity Futures Positions, Held Long:

2      Jan '05 HKFE Hang Seng Index                             (463) (0.08)

       Canadian Commodity Futures Positions, Held Long:

2      Mar '05 ME 10 Year Canadian Gvt Bond                    2,487   0.41

       Japanese Commodity Futures Positions, Held Long:

1      Mar '05 NBT Euroyen CHF/JPY Cross                        (605) (0.10)
2      Mar '05 NBT Euroyen EUR/JPY Cross                      (1,133) (0.19)
13     Jun '05 SGX Euro/Yen Tibor                                793   0.13

         Total Japanese Commodity Futures Positions             (945) (0.16)

       British Commodity Futures Positions, Held Long:

2      Mar '05 NBT EUR/GBP Cross                               1,043   0.17
2      Mar '05 LIFFE LONG GILT                                 2,163   0.36
1      Mar '05 FTSE 100 Index                                  1,091   0.18

         Total British Commodity Futures Positions             4,297   0.71








                  The accompanying notes are an integral part
                         of the financial statements.
                                      F-4


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2004



Contracts                                                     Value   Percent

       Australian Commodity Futures Positions, Held Long:

1      Mar '05 SFE SPI 200 Equity Index Futures              $ 2,163   0.36%
5      Mar '05 SFE 10YR T-Bond                                (4,966) (0.82)
11     Mar '05 SFE 3YR T-Bond                                 (4,313) (0.72)

         Total Australian Commodity Futures Positions         (7,116) (1.18)

       European Commodity Futures Positions, Held Long:

6      Sep '05 LIFFE 3M Euribor                               (3,376) (0.56)
1      Jan '05 MEF IBEX 35                                     2,428   0.40
6      Mar '05 ERX 2 YR Bond                                  (2,455) (0.41)
1      Mar '05 ERX DAX Index                                    (443) (0.07)

         Total European Commodity Futures Positions           (3,846) (0.64)


           Total Commodity Futures Positions, Held Long        6,306   1.05

       United States Commodity Futures Positions, Sold Short:

2      Mar '05 CBT Wheat                                         375   0.06
4      Mar '05 CBT Corn                                          700   0.12
3      Mar '05 CBT Soybeans                                      413   0.07

         Total United States Commodity Futures Positions       1,488   0.25

       South African Commodity Futures Positions, Sold Short:

1      Mar '05 NBT S. African Rand                             4,418   0.73

       Swedish Commodity Futures Positions, Sold Short:

3      Mar '05 NBT EUR/SEK FX Cross Forward                   (4,582) (0.76)

         Total Commodity Futures Sold Short                    1,324   0.22

           Net Commodity Futures Positions                     7,630   1.27






                  The accompanying notes are an integral part
                         of the financial statements.
                                      F-5


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2004


Contracts                                                     Value   Percent

       United States Forward Positions, Held Long:

3      Jan '05 LME Standard Lead                             $ 7,555   1.25%
3      Feb '05 LME Standard Lead                               3,710   0.62
1      Mar '05 LME Standard Lead                                (491) (0.08)
2      Jan '05 LME Zinc                                        3,208   0.53
2      Mar '05 LME Zinc                                        1,715   0.28
1      Jan '05 LME Copper                                      4,404   0.73
2      Mar '05 LME Aluminum                                    2,342   0.39

         Total United States Forward Positions, Held Long     22,443   3.73

       United States Forward Positions, Sold Short:

3      Jan '05 LME Standard Lead                             (14,086) (2.34)
3      Feb '05 LME Standard Lead                              (7,425) (1.23)
2      Jan '05 LME Zinc                                      (10,810) (1.79)
1      Jan '05 LME Copper                                    (12,633) (2.10)

         Total Forward Positions Sold Short                  (44,953) (7.46)

           Net Forward Positions                             (22,511) (3.74)

       U.S. Treasury obligations:

         United States Treasury Notes- Series C 2010
           ($329,000 Face Value)                             362,330  60.14

         Cash and Cash Equivalents in Trading Accounts:

           United States Markets                             261,134  43.35
           Eurodollar Markets                                 (1,424) (0.24)
           British Pound Markets                              (4,810) (0.80)
           Swiss Franc Markets                                (1,511) (0.25)
           Hong Kong Dollar Markets                            2,685   0.45
           S. African Rand Markets                            (1,066) (0.18)

         Total Cash and Cash Equivalents
          in Trading Accounts                                255,008  42.33

         Total Investments                                  $602,457 100.00%






                  The accompanying notes are an integral part
                         of the financial statements.
                                      F-6


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

                  The accompanying notes are an integral part
                          of the financial statements.
                                      F-7


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




                  The accompanying notes are an integral part
                          of the financial statements.
                                      F-8


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                2004      2003        2002

INVESTMENT AND OTHER INCOME
  Interest income                          $   16,480  $    3,464  $   6,435
  Redemption penalty                                -         304      4,554

    Total Investment and Other Income          16,480       3,768     10,989

EXPENSES
  Commissions                                  30,891     150,080    207,515
  Management fees                               8,449      59,107     72,904
  Continuing service fees                      33,897
  Incentive fees                               27,290      10,179     62,248
  Professional accounting and legal fees       90,020      60,553     48,539
  Other operating and administrative expenses   1,375       1,957      1,428

    Total Expenses                            191,922     281,876    392,634

    Net Investment Income                    (175,442)   (278,108)  (381,645)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain on trading futures            118,254     102,824     83,402
  Realized loss on exchange rate fluctuation   (2,075)       (294)
  Realized/unrealized gain on Treasury
   securities                                  15,579
  Change in unrealized gain/(loss) on
   open commodity futures contracts           (65,162)      1,046     49,936
  Realized gain from trading options                       95,986    201,197
  Realized gain from trading forward
   contracts                                   27,794
  Change in unrealized gain/(loss) on
   forward contracts                          (29,880)      7,369    (26,775)

    Total Realized and Unrealized Gain
     on Investments                            64,510     206,931    307,760

NET LOSS                                    $(110,932)   $(71,177)  $(73,885)

NET INCOME (LOSS) PER UNIT-
  Limited partnership unit                  $ (108.27)   $ (46.57)  $ (41.70)

  General partnership unit                  $   30.65    $          $






                  The accompanying notes are an integral part
                          of the financial statements.
                                      F-9


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                 YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                TOTAL
                   LIMITED PARTNERS    GENERAL PARTNERS  PARTNERS' CAPITAL
                   Amount     Units     Amount  Units     Amount     Units

Balance -
January 1, 2002  $1,835,639  1,922.06  $                $1,835,639  1,922.06

Additions of
244.50 units        230,750    244.50                      230,750    244.50

Syndication costs   (18,337)                               (18,337)

Redemptions of
351.37 units       (324,179)  (351.37)                    (324,179)  (351.37)

Net loss            (73,885)                               (73,885)

Balance -
December 31, 2002 1,649,988  1,815.19                    1,649,988  1,815.19


Syndication costs   (14,050)                               (14,050)

Redemptions of
557.87 units       (527,861)  (557.87)                    (527,861)  (557.87)

Net loss            (71,177)                               (71,177)

Balance -
December 31, 2003 1,036,900  1,257.32                    1,036,900  1,257.32

Additions of
383.53 units        264,856    348.65   25,000   34.88     289,856    383.53

Syndication costs   (16,621)                               (16,621)

Redemptions of
      687.62 unit  (486,752)  (687.62)                    (486,752)  (687.62)

Net income (loss)  (112,001)             1,069            (110,932)

Balance -
December 31, 2004  $686,382    918.35  $26,069   34.88    $712,451    953.23

                        December 31, 2004 December 31, 2003 December 31, 2002

Net value per partnership unit    $747.41           $824.69           $908.99
Total partnership units            953.23          1,257.32          1,815.19

                  The accompanying notes are an integral part
                          of the financial statements.
                                      F-10


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002



                                                 2004       2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $(110,932) $ (71,177) $(73,885)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
  Changes in operating assets and liabilities -
    Equity in Commodity Futures
     Trading Accounts                          (267,288)    (8,415)  (85,561)
     Accrued interest receivable                 (7,252)     1,884      (762)
     Accrued management and incentive fees       (7,151)    10,020     1,913
     Other payables and accruals                 (5,653)     4,645    (1,135)

        Net Cash Used In
         Operating Activities                  (398,276)   (63,043) (159,430)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                         289,856              230,750
  Syndication costs                             (16,621)   (14,050)  (18,337)
  Partner redemptions                          (494,157)  (525,069) (319,566)

        Net Cash Used In
         Financing Activities                  (220,922)  (539,119) (107,153)

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                         (619,198)  (602,162) (266,583)

CASH AND CASH EQUIVALENTS
  Beginning of period                           996,054  1,598,216 1,864,799

        End of period                        $  376,856 $  996,054 $1,598,216

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                          $  255,008 $  973,657 $1,578,725
  Cash                                          121,848     22,397     19,491

                                             $  376,856 $  996,054 $1,598,216









                  The accompanying notes are an integral part
                          of the financial statements.
                                      F-11


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002

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

                       DECEMBER 31, 2004, 2003 AND 2002

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

      Net Income (Loss) Per Unit - Net income (loss) per unit is calculated based on the weighted average number of units outstanding during the period.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash and money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes.

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

3.    THE LIMITED PARTNERSHIP AGREEMENT

      The Limited Partnership Agreement provides, among other things, that:

      Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the partnership.
                                     F-13


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2004, 2003 AND 2002

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

      Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the general partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor.

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

      A $22 per round turn brokerage commission (from which brokerage commissions will be paid to the futures commission merchant) and a 5% quarterly incentive fee on all new net profits (as defined) will be paid to the general partner. Effective March 1, 2004, the brokerage commission was changed from $22 per round turn to a 4% (annual rate) of the equity deposit for trading as a fixed annual brokerage commission, paid on a monthly basis.

      The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.
                                     F-14


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002


5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the years ended December 31, 2004, 2003 and 2002:

                                                   2004      2003      2002

      Commissions/Management Fees - Belmont      $24,713   $41,793   $54,070

      Commission/Continuing Service Fees -
       Futures                                   $33,897   $95,059  $131,973

      On July 1, 2004, Belmont invested $25,000 in the Fund, which represented 34.88 units.

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

      The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2004 and 2003 was $255,008 and $973,657, respectively, which equals approximately 36% and 96% of Net Asset Value, respectively. The Fund also purchases U.S. Treasury Notes as a form of margin. At December 31, 2004, $362,330 was invested in a U.S. Treasury Note, which approximates 51% of the Net Asset Value.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002

5.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $15,100,000 and $12,790,000 on long positions at December 31, 2004 and 2003, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gain on open commodity futures contracts at December 31, 2004, and 2003 was $7,630 and $72,792, respectively.

      The unrealized gain (loss) on open commodity forward contracts at December 31, 2004, and 2003 was $(22,511) and $7,369 respectively.

      Open contracts generally mature within three months and as of December 31, 2004, the latest maturity date for open futures contracts is September, 2005. However, the Fund intends to close all contracts prior to maturity.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002


7.    FINANCIAL HIGHLIGHTS

Year to Date

                                  2004     2003     2002     2001    2000(6)
Performance per Unit (5)
 Net unit value, beginning of
  period                         $824.69  $908.99  $955.04  $972.92  $980.64
 Net realized and unrealized
  gains/losses on commodity
  transactions                     89.50    97.66   169.37   123.33    48.00
 Investment and other income       15.67     2.47     6.20     9.72     3.98
 Expenses (1)                    (182.45) (184.43) (221.62) (150.93)  (59.70)
 Net decrease for the period      (77.28)  (84.30)  (46.05)  (17.88)   (7.72)
 Net unit value, end of period   $747.41  $824.69  $908.99  $955.04  $972.92

Net assets, end of period (000)  $   712  $ 1,037  $ 1,650  $ 1,836  $ 1,718

Total return (3)                   (9.37)%  (9.27)%  (4.83)%  (1.84)% (0.79)%

Ratio to average net assets (4)
 Investment and other income        2.11%    0.29%    0.60%    1.01%    1.10%
 Expenses (2)                     (20.62)% (10.16)% (10.16)%  (5.79)% (9.46)%

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002


8.    SUBSEQUENT EVENT

      Because the CTA selected to trade for the Fund did not perform as expected, the general partner suspended trading on January 10, 2005 and recommended to the limited partners to redeem their partnership units voluntarily. All limited unit holders, except for 22.89 units had requested redemption as of January 31, 2005 and were paid on February 1, 2005. The total redemptions paid were approximately $613,000. The net loss for January, 2005 was approximately $112,000.

      The general partner and an affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.