Form 10-Q
period 2005-03-31
BROMWELL FINANCIAL FUND LP
filed 2005-05-20
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number  333-85755

                 Bromwell Financial Fund, Limited Partnership
            (Exact name of registrant as specified in its charter)

         Delaware                                       51-0387638
    (State or other jurisdiction of incorporation    (I.R.S. Employer
    or organization)                                  Identification No.)

                    101 N. Fairfield Drive, Dover, DE 19901
         (Address of principal executive offices, including zip code)

                                 (800) 331-1532
             (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes       No   X

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2005, and audited results for the calendar year 2004 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors it selects.

The General Partner suspended trading on January 10, 2005, and all but one limited partner have redeemed their Units. Subsequently, Michael Pacult resigned as the individual general partner, but remains the principal of the Corporate General Partner. The Partnership is in the process of establishing new terms upon which to sell the balance of un-issued registered securities in the face amount of $4,474,938 that were available for sale as of March 31, 2005.

Description of Fund Business

The Fund grants commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. From November 1, 2003 to January 10, 2005, Fall River Capital Management, Inc. was the sole commodity trading advisor of the Fund. The commodity trading advisors have sole discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation until the cessation of trading on January 10, 2005 were a management fee of 1% and incentive fee of 20% paid to the commodity trading advisor, fixed annual brokerage commissions of 4%, an annual continuing service fee of 4%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until the balance of $4,474,938 in face amount of Units are sold. Of the $7,000,000 of Units registered, $2,525,062 has been sold and upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $7,000,000 subject to redemption of Units by the holders as they request which are expected to be honored by the General Partner.

Value an Investment in the Fund Depends upon Redemption of Fund Units

The Fund Units are not traded and they have no market value. Liquidity of an investment in the Fund depends upon the credit worthiness of the exchanges, brokers, and third parties of off exchange traded futures that hold Fund equity or have a lien against Fund assets for payment of debts incurred. Those parties must honor their obligations to the Fund for the Fund to be able to obtain the return of its cash from the futures commission merchant that holds the Fund account.

The commodity trading advisors select the markets and the off exchange instruments to be traded. The General Partner selects the futures commission merchants to hold the Fund assets. Both the commodity trading advisors and the general partner believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The general partner intends to allocate approximately 97% of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

To have the purchase price or appreciation, if any, of the Units, paid to them, partners must use the redemption feature of the Partnership. Distributions, although possible in the sole discretion of the general partner, are not expected to be made. The General Partner is not expected to make distributions. There is no current market for the Units sold, none is expected to develop and the partnership agreement limits the ability of a partner to transfer the Units.

Results of Operations

The Fund results after payment and accrual of expenses for the first quarter 2005 was (14.55)% and for the first quarter of 2004 was 6.39%. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.

Controls and Procedures

The Registrant has adopted procedures in connection with the operation of its business including, but not limited to, the review of account statements sent to the general partner before the open of business each day that disclose the positions held overnight in the Fund accounts, the margin to hold those positions, and the amount of profit or loss on each position, and the net balance of equity available in each account. The Fund brokerage account statements and financial books and records accounts are prepared by an independent Certified Public Accounting Firm and then are reviewed each quarter and audited each year by a different independent CPA firm.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    None

(b)    None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: May 19, 2005



                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004


                                                                    Page

Report of Independent Registered
 Public Accounting Firm                                             F-2

Financial Statements

  Balance Sheets as of March 31, 2005 and December 31, 2004         F-3

  Schedules of Investments as of March 31, 2005 and
   December 31, 2004                                             F-4 - F-7

  Statements of Operations for the Three Months Ended
   March 31, 2005 and 2004                                          F-8

  Statements of Partners' Equity for the Three Months Ended
   March 31, 2005 and 2004                                          F-9

  Statements of Cash Flows for the Three Months Ended
   March 31, 2005 and 2004                                          F-10

  Notes to Financial Statements                                 F-11 - F-17

























                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants

To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of March 31, 2005 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with the
standards of the Public Company Accounting Oversight Board (United States).
A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our reviews we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              We have previously audited, in accordance with
auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2004 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2005, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet and schedule of investments as of December 31, 2004 are fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

May 16, 2005
Oak Park, Illinois






               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                     MARCH 31, 2005 AND DECEMBER 31, 2004

                                    ASSETS

                                                      March 31,
                                                        2005    December 31,
                                                     (A Review)     2004

Investments
  Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                           $     26   $  255,008
  U.S. Treasury obligations                                  -      362,330
  Net unrealized gains on open commodity
   futures contracts                                         -        7,630
  Net unrealized losses on open commodity
   forward contracts                                         -      (22,511)

                                                            26      602,457

Cash                                                    35,394      121,848
Accrued interest receivable                                  -        7,252

                                                      $ 35,420   $  731,557

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accrued trading commissions payable                 $      -   $    1,093
  Accrued management fees payable                            -        8,877
  Accrued incentive fees payable                             -        2,750
  Other accrued liabilities                             12,140        6,386

    Total Liabilities                                   12,140       19,106


PARTNERS' CAPITAL
  Limited partners - (1.57, and 918.35 units)            1,000      686,382
  General partner - (34.88 units and 34.88 units)       22,280       26,069

    Total Partners' Capital                             23,280      712,451

                                                      $ 35,420   $  731,557








                            See accompanying notes.
                                      F-3


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                MARCH 31, 2005
                                  (A Review)

Contracts                                                 Value      Percent




                                     None









































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




                  The accompanying notes are an integral part
                         of the financial statements.
                                      F-7


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (A Review)

                                                          2005       2004

INVESTMENT AND OTHER INCOME
  Interest income                                      $   1,333  $   2,080

    Total Income                                           1,333      2,080

EXPENSES
  Commissions                                              1,782      5,260
  Management fees                                              -      2,682
  Continuing service fees                                    208     10,586
  Incentive fees                                               -     27,290
  Professional accounting and legal fees                  21,410     26,087
  Other operating and administrative expenses                  -      2,460

    Total Expenses                                        23,400     74,365

    Net Investment Loss                                  (22,067)   (72,285)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain (loss) from trading futures              (99,541)   130,076
  Realized loss on exchange rate fluctuation                   -       (179)
  Change in unrealized gain (loss) on
   open commodity futures contracts                        9,160     (2,113)
  Realized gain from trading forward contracts                 -      9,350
  Change in unrealized gain on forward contracts               -     11,856

    Total Realized and Unrealized Gain
     (Loss) on Investments                               (90,381)   148,990

NET INCOME (LOSS)                                      $(112,448)   $76,705

NET INCOME (LOSS) -
  Limited partnership unit                              $(323.15)    $61.01

  General partnership unit                              $(108.62)        $-

  Weighted average partnership units outstanding:
  Limited units                                           336.25   1,257.32

  General units                                            34.88          -





                            See accompanying notes.
                                      F-8


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (A Review)



                            Total
                       Limited Partners  General Partners  Partners' Capital
                       Amount     Units  Amount     Units  Amount      Units

Balance at
January 1, 2004        $1,036,900  1,257.32  $-     -   $1,036,900  1,257.32

Partner additions               -         -   -     -            -         -

Partner redemptions             -         -   -     -            -         -

Syndication costs         (10,418)        -   -     -      (10,418)        -

Net income                 76,705         -   -     -       76,705         -

Balance at
March 31, 2004         $1,103,187  1,257.32  $-     -   $1,103,187  1,257.32


Balance at
January 1, 2005        $  686,382    918.35  $26,069  34.88 $712,451  953.23

Partner additions          51,007     65.95        -      -   51,007   65.95

Partner redemptions      (627,730)  (982.73)       -      - (627,730)(982.73)

Net loss                 (108,659)        -   (3,789)     - (112,448)      -

Balance at
March 31, 2005         $    1,000      1.57  $22,280  34.88  $23,280   36.45




                                                2005        2004

  Value per unit                              $638.68      $877.41

  Total partnership units                       36.45     1,257.32






                            See accompanying notes.
                                      F-9


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (A Review)



                                                          2005      2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $ (112,448) $   76,705
    Adjustments to reconcile net income to
     net cash provided by operating activities -
      Changes in operating assets and liabilities -
       Equity in Commodity Futures
      Trading Accounts                                 347,449      (9,743)
      Other assets                                       7,252        (514)
      Accrued commissions payable                       (1,093)     (3,132)
      Management and incentive fees payable            (11,627)     23,803
      Other payables and accruals                        5,754      (4,650)

        Net Cash Provided By
         Operating Activities                          235,287      82,469

CASH FLOWS FROM FINANCING ACTIVITIES
  Syndication costs                                          -     (10,418)
  Partner additions                                     51,007           -
  Partner redemptions                                 (627,730)     (7,405)

        Net Cash Used In
         Financing Activities                         (576,723)    (17,823)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                    (341,436)     64,646

CASH AND CASH EQUIVALENTS
  Beginning of period                                  376,856     996,054

  End of period                                     $   35,420  $1,060,700

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
  trading accounts                                  $       26  $1,055,053
  Cash                                                  35,394       5,647

                                                    $   35,420  $1,060,700







                            See accompanying notes.
                                      F-10


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. (Belmont) and Michael Pacult were the general partners and commodity pool operators (CPOs) of the Fund (see note 8). The commodity trading advisor (CTA) was Fall River Capital, LLC (see note 8), who had the authority to trade as much of the Fund's equity as is allocated to it by the General Partner. The selling agent was Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife, Shira Pacult (see note 8).

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

      Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. As discussed in note 8, the Fund intends to remain open to new partners and will incur costs required to retain the ability to issue new units. Such costs are treated in a similar manner. Costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

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

                            MARCH 31, 2005 AND 2004
                                  (A Review)

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2005 and 2004.

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

                            MARCH 31, 2005 AND 2004
                                  (A Review)

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)

5.      RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the periods ended March 31, 2005 and 2004:

                                           2005            2004

Commissions/Management Fees - Belmont    $     1,299      $     5,260

Commission/Continuing Service Fees -
      Futures                            $     3,020      $    10,586

      On July 1, 2004, Belmont invested $25,000 in the Fund, which represented 34.88 units. Shira Pacult invested $1,000 in the Fund as a limited unit holder during February, 2005.

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

      The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2005 and 2004 was $26 and $1,055,053, respectively, which equals approximately 1% and 96% of Net Asset Value, respectively.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)

5.      TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0 and $19,243,328 on long positions at March 31, 2005 and December 31, 2004, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains on open commodity futures contracts at March 31, 2005 and December 31, 2004, were $0 and $7,630, respectively.

      The unrealized losses on open commodity forward contracts at March 31, 2005 and December 31, 2004, were $0 and $(22,511), respectively.

      Open contracts generally mature within three months and as of March 31, 2005, there were no open contracts.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)

7.      FINANCIAL HIGHLIGHTS

                                                Three Months Ended March 31,

                                                      2005        2004
      Performance per Unit (5)

      Net unit value, beginning of period         $    747.41  $    824.69

      Net realized and unrealized gains/
      losses on commodity transactions                 (87.41)      111.35

      Investment and other income                        1.29         1.69

      Expenses (1)                                     (22.61)      (60.32)

      Net increase (decrease) for the period          (108.73)       52.72

      Net unit value, end of period               $    638.68  $    877.41

      Net assets, end of period (000)             $        23  $     1,103

      Total return (3)                                 (14.55)%       6.39%

      Ratio to average net assets (4)
      Investment and other income                        1.45%         .75%
      Expenses (2)                                     (23.51)%     (25.06)%

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)

8.      OPERATIONS OF FUND

      Because the CTA selected to trade for the Fund did not perform as expected, the general partner suspended trading on January 10, 2005 and recommended to the limited partners to redeem their partnership units voluntarily. All limited unit holders, except for 22.89 units had requested redemption as of January 31, 2005 and were paid on February 1, 2005. The remaining unaffiliated limited unit holders (22.89 units) requested redemption in February 2005 and were paid on March 1, 2005. Shira Pacult invested $1,000 in the Fund as a limited unit holder during February, 2005.

      Michael Pacult has resigned as the individual general partner, and the corporate general partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's. The Units are expected to be sold issuer direct without the use of a selling agent.