Form 10-K/A
period 2004-12-31
BROMWELL FINANCIAL FUND LP
filed 2005-08-09
CIK 1093661

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

EXPLANATORY NOTE TO FORM 10-K/A

This Form 10-K/A of Bromwell Financial Fund for the year ended December 31, 2004 is being filed solely to add the Certifications of the Chief Executive Officer and Chief Financial Officer at Exhibits 31.1 and 31.2. This amendment is not intended to amend any information presented in the Form 10-K as originally filed. This amendment filing does not reflect events occurring after the filing of Bromwell Financial Fund's year 2004 10-K and does not modify or update the disclosure therein in any way.

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

Registrant:                Bromwell Financial Fund, Limited Partnership
                           By Belmont Capital Management, Inc.
                           Its General Partner

Date: August 8, 2005       By: /s/ Michael P. Pacult
                               Mr. Michael P. Pacult
                               Sole Director, Sole Shareholder
                               President and Treasurer

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