Form 10-Q
period 2005-06-30
BROMWELL FINANCIAL FUND LP
filed 2005-08-18
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

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

Yes       No   X

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2005, and audited results for the calendar year 2004 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Fund suspended trading on January 10, 2005. All but the General Partner and one affiliated limited partner redeemed their Units. Fund Management, on behalf of the Fund stopped all trading on January 10, 2005 and terminated the commodity trading advisor with the view that a new trading advisor would be selected and the fund would reopen for new investment. At some time in the future, Registrant will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors its management selects.

The Partnership is in the process of filing and preparing the documents necessary to sell the balance of registered and un-issued partnership interests in the face amount of $4,474,938 that were available for sale as of June 30, 2005.

Description of Fund Business

The Fund grants one or more commodity trading advisors ("CTA") a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. From November 1, 2003 to January 10, 2005, Fall River Capital Management, Inc. was the sole commodity trading advisor of the Fund. The commodity trading advisors have sole discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or to Fund management. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation until the cessation of trading on January 10, 2005 were a management fee of 1% and incentive fee of 20% paid to the commodity trading advisor, fixed annual brokerage commissions of 4%, an annual continuing service fee of 4%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.
It expects to re-open to sell the balance of its registered but un-issued partnership interests on terms to be established by Fund management.


The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until the balance of $4,474,938 in face amount of Units are sold. Of the $7,000,000 of Units registered, $2,525,062 have been sold, have been redeemed and will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the remaining $4,474,938 in face amount of limited partnership interests.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first six months of 2005 was a loss of (14.54)% and for the first six months of 2004 was a loss of (13.09)%. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      None

(b)      None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                     Bromwell Financial Fund, Limited Partnership
                                By Belmont Capital Management, Incorporated
                                Its General Partner


                                By:  /s/ Michael Pacult
                                     Mr. Michael Pacult
                                     Sole Director, Sole Shareholder,
                                     President, and Treasurer
                                     of the General Partner

Date:  August 17, 2005


******************************************************************************
                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                 Page

Accountants' Review Report                                       F-2

Financial Statements

  Balance Sheets as of June 30, 2005 and December 31, 2004       F-3

  Schedules of Investments as of  December 31, 2004           F-4 - F-7

  Statements of Operations for the Three and
   Six Months Ended June 30, 2005 and 2004                       F-8

  Statements of Partners' Equity for the
   Six Months Ended June 30, 2005 and 2004                       F-9

  Statements of Cash Flows for the
   Six Months Ended June 30, 2005 and 2004                       F-10

  Notes to Financial Statements                              F-11 - F-16





























                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants

To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware

                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of June 30, 2005 and the related statements of operations for the three and six months ended June 30, 2005 and 2004, and the statements of partners' equity and cash flows for the six months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Partnership's management.

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

                              We have previously audited, in accordance with
auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2004 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2005, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

August 18, 2005
Oak Park, Illinois








               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                      JUNE 30, 2005 AND DECEMBER 31, 2004

                                    ASSETS

                                                    June 30,
                                                      2005      December 31,
                                                   (A Review)       2004
Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                        $          -  $   255,008
  US Treasury obligations                                        $   362,330
  Net unrealized gains on open commodity
  futures contracts                                           -        7,630
  Net unrealized gains (losses) on open commodity
  forward contracts                                           -      (22,511)

                                                              -      602,457

Cash                                                      5,512      121,848
Accumulated reorganization expenses                      29,908
Accrued interest receivable                                            7,252

                                                    $    35,420   $  731,557

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
  Partner redemptions payable                       $    21,641   $
  Accrued trading commissions payable                         -        1,093
  Accrued management fees payable                             -        8,877
  Accrued incentive fees payable                              -        2,750
  Other accrued liabilities                              12,140        6,386

         Total Liabilities                               33,781       19,106


PARTNERS' CAPITAL
  Limited partners - (1.57 and 918.35 units)              1,000      686,382
  General partner - (34.88 units and 34.88 units)           639       26,069

         Total Partners' Capital                          1,639      712,451

                                                    $    35,420   $  731,557









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





   The accompanying notes are an integral part of the financial statements.
                                      F-6


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (A Review)

                                     Three months ended   Six months ended
                                           June 30,             June 30,
                                    2005           2004  2005           2004
INVESTMENT AND OTHER INCOME
  Interest income                    $   1,333 $   1,969 $   1,333 $   4,049
  Redemption penalty
     Total Income                        1,333     1,969     1,333     4,049

EXPENSES
  Commissions                            1,782    11,302     1,782    16,562
  Management fees                            -     2,494         -     5,176
  Continuing service fees                  207     9,838       207    20,424
  Incentive fees                                                      27,290
  Professional accounting and legal
   fees                                 21,411    23,504    21,411    49,591
  Registration costs                         -     3,256         -     3,256
  Other operating and administrative
   expenses                                  -     7,056         -     9,516

     Total Expenses                     23,400    57,450    23,400   131,815
     Net Investment Loss               (22,067)  (55,481)  (22,067) (127,766)

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
  Realized gain/(loss) from trading
   futures                             (99,541)  (59,321)  (99,541)   70,755
  Change in unrealized gain/(loss) on
   open commodity futures contracts      9,160   (55,515)    9,160   (57,628)
  Realized gain from trading options
  Realized gain from trading forward
   contracts                                 -     6,378         -    15,728
  Change in unrealized gain/(loss) on
   forward contracts                         -   (31,569)        -   (19,713)
  Realized gain/(loss) on exchange
   rate fluctuation                          -      (124)        -      (303)

    Total Realized and Unrealized Gain
     (Loss) on Investments             (90,381) (140,151)  (90,381)    8,839

NET INCOME (LOSS)                    $(112,448)$(195,632)$(112,448)$(118,927)

NET INCOME (LOSS) -
  Limited partnership unit            $(108.62) $(158.06) $(108.62)  $(95.33)

  General partnership unit            $(108.62) $         $(108.62)  $


   The accompanying notes are an integral part of the financial statements.
                                      F-7


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (A Review)




                                          2005                   2004
                                   Amount       Units   Amount      Units

Balance at December 31             $  712,451  953.23   $1,036,900  1,257.32

Partner additions                      27,477   65.95

Partner withdrawals                  (627,730)(1,016.61)   (42,847)   (58.90)

Syndication redistributions (costs)     1,889              (16,137)

Net income (loss)                    (112,448)            (118,927)

Balance at June 30                     $1,639    2.57    $ 858,989  1,198.42





                                                    2005        2004

  Value per unit                                 $   638.78  $  716.77

  Total partnership units                              2.57   1,198.42




















   The accompanying notes are an integral part of the financial statements.
                                      F-8


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (A Review)



                                                        2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  (112,448) $  (118,927)
  Adjustments to reconcile net income (loss) to
   net cash provided by(used in) operating
   activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
       Trading Accounts                                 (14,881)      77,342
      Other assets (T-Notes and accrued interest)       369,582
      Accrued commissions payable                        (1,093)        (834)
      Management and incentive fees payable             (11,627)      (2,994)
      Other payables and accruals                        27,395       (2,000)

         Net Cash Provided By (Used In)
          Operating Activities                          256,928      (47,413)

CASH FLOWS FROM FINANCING ACTIVITIES
  Syndication costs                                     (28,019)     (16,137)
  Partner additions                                      27,477
  Partner redemptions                                  (627,730)     (50,252)

         Net Cash Used In
          Financing Activities                         (628,272)     (66,389)

NET INCREASE (DECREASE) IN CASH                        (371,344)    (113,802)

CASH
  Beginning of period                                   376,856      996,054

  End of period                                       $   5,512   $  882,252

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                   $       -   $  863,877
  Cash                                                    5,512       18,375

                                                      $   5,512   $  882,252







   The accompanying notes are an integral part of the financial statements.
                                      F-9


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2005 AND 2004
                                  (A Review)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. (Belmont) is the general partner and commodity pool operator (CPO) of the Fund. The commodity trading advisor (CTA) was Fall River Capital, LLC, which had the authority to trade as much of the Fund's equity as is allocated to them by the General Partner. The selling agent was Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife. As of April 1, 2005, the selling agent was eliminated and all units will be sold issuer direct.

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

                            JUNE 30, 2005 AND 2004
                                  (A Review)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Net Income (Loss) Per Unit - Net income (loss) per unit is calculated based on the weighted average number of units outstanding through the date trading ceased.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2005 and 2004.

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

      Fund Reopening - The Fund was closed at June 30, 2005 (See Note 8). No trading profits or losses were recorded in the second quarter of 2005. The Fund will reopen to new funds at a time set by the general partner. The general partner expects to reopen the Fund when the requirement of $500,000 in new funds is reached.

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

                            JUNE 30, 2005 AND 2004
                                  (A Review)

3.    THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

      Monthly Allocations - Any increase or decrease in the Partnership's net asset value as of the end of a month shall be credited or charged to the capital account of each Partner in the ratio that the balance of each account bears to the total balance of all accounts.

      Any distribution from profits or partners' capital will be made solely at the discretion of the General Partner.

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

4.    FEES

      Effective April 1, 2005, the Fund is charged the following fees:

      A management fee of 2% (annual rate) of the equity assigned to each CTA, paid on a monthly basis and a 20% quarterly incentive fee on all new net profits (as defined).

      A brokerage commission of 11% (annual rate) fixed fee of the investment in the fund (as defined) will be paid to the general partner on a monthly basis. In addition, a 3% quarterly incentive fee on all new net profits (as defined) will be paid to the general partner.

      Prior to April 1, 2005, the fund was charged the following fees:

      A management fee of 1% (annual rate) paid on a monthly basis and a 20% quarterly incentive fee on all new net profits to each CTA.

      A continuing service fee of 4% (annual rate) of the investment in the fund was paid to the selling agent.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2005 AND 2004
                                  (A Review)

4.    FEES - CONTINUED

      A brokerage commission of 4% (annual rate) of the equity deposit for trading as a fixed annual brokerage commission, paid on a monthly basis and a 5% quarterly incentive fee on all new net profits was paid to the general partner.

      The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the six months ended June 30, 2005 and 2004:

                                                  2005      2004

      Commissions/Management Fees - Belmont       $634     $10,868

      Commission/Continuing Service Fees -
      Futures                                     $207     $17,519

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2005 AND 2004
                                  (A Review)

6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2004 was $882,252, which equals approximately 94% of Net Asset Value. Since trading ceased, no cash is deposited in trading accounts at June 30, 2005.

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0 and $19,243,328 on long positions at June 30, 2005 and December 31, 2004, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains on open commodity futures contracts at June 30, 2005 and December 31, 2004, was $0 and $7,630, respectively.

      The unrealized losses on open commodity forward contracts at June 30, 2005 and December 31, 2004, were $0 and $(22,511), respectively.

      Open contracts generally mature within three months and as of June 30, 2005, no contracts were open.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2005 AND 2004
                                  (A Review)

6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

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


7.    FINANCIAL HIGHLIGHTS
                                       Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                       2005          2004 2005          2004

      Performance per Unit (5)

      Net unit value, beginning
       of period                       $638.78    $877.41 $747.40    $824.69

      Net realized and unrealized gains/
      losses on commodity transactions       -    (115.81) (87.30)     (5.51)

      Investment and other income            -       1.59    1.29       3.25

      Expenses (1)                           -     (46.42) (22.61)   (105.66)

      Net increase (decrease) for the
       period                                -    (160.64)(108.62)   (107.92)

      Net unit value, end of period    $638.78    $716.77 $638.78    $716.77

      Net assets, end of period (000)  $     2    $   859 $     2    $   859

      Total return (3)                    0.00%    (18.31)%(14.54)%  (13.09)%

      Ratio to average net assets (4)
      Investment and other income         0.00%      1.61%   1.45%     1.65%
      Expenses (2)                      (00.00)%   (37.63)%(27.38)%  (46.99)%

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

                            JUNE 30, 2005 AND 2004
                                  (A Review)

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

      The general partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

      Effective April 1, 2005, the general partner redeemed 33.88 units of the fund, leaving 1 remaining general partner unit.