Form 10-Q
period 2005-09-30
BROMWELL FINANCIAL FUND LP
filed 2005-11-15
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

                    505 Brookfield Drive, Dover, DE 19901
         (Address of principal executive offices, including zip code)

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

Yes       No   X

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2005 are attached hereto and made a part hereof.

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

The partnership filed a post effective amendment on March 31, 2005 that went effective April 13, 2005 to change the trading advisor and offering terms. No offers or solicitations have been made pursuant to that prospectus.

The Partnership is in the process of filing another post effective amendment to the prospectus to change the business terms and is otherwise preparing to sell the balance of the registered but un-issued partnership interests in the face amount of $4,474,938 that are available for sale.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first nine months of 2005 was a loss of (14.54)% and for the first nine months of 2004 was a loss of (13.41)%. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      None

(b)      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date:      November 14, 2005

******************************************************************************
                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                     Page

Accountants' Review Report                                            F-2

Financial Statements

  Balance Sheets as of September 30, 2005 and December 31, 2004       F-3

  Schedule of Investments as of December 31, 2004                  F-4 - F-6

  Statements of Operations for the Three and Nine Months
   Ended September 30, 2005 and 2004                                  F-7

  Statements of Partners' Equity for the Nine Months Ended
   September 30, 2005 and 2004                                        F-8

  Statements of Cash Flows for the Nine Months Ended
   September 30, 2005 and 2004                                        F-9

  Notes to Financial Statements                                   F-10 - F-16





























                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants

To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of September 30, 2005 and the related statements of operations for the three and nine months ended September 30, 2005 and 2004, and the statements of partners' equity and cash flows for the nine months ended September 30, 2005 and 2004. These financial statements are the responsibility of the Partnership's management.

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

                              We have previously audited, in accordance with
auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2004 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2005, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

November 8, 2005
Oak Park, Illinois






               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                    ASSETS

                                                       September 30,
                                                           2005  December 31,
                                                        (A Review)   2004
Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                             $       -  $ 255,008
  US Treasury obligations                                            362,330
  Net unrealized gains on open commodity
  futures contracts                                             -      7,630
  Net unrealized gains (losses) on open commodity
  forward contracts                                                  (22,511)

                                                                -    602,457

Cash                                                        4,619    121,848
Accumulated reorganization expenses                        20,178          -
Accrued interest receivable                                     -      7,252

                                                        $  24,797  $ 731,557

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Partner redemptions payable                           $  21,641  $      -
  Accrued trading commissions payable                           -     1,093
  Accrued management fees payable                               -     8,877
  Accrued incentive fees payable                                -     2,750
  Other accrued liabilities                                 1,517     6,386

                Total Liabilities                          23,158    19,106


PARTNERS' CAPITAL
  Limited partners - (1.57 and 918.35 units)                1,000   686,382
  General partner - (1 and 34.88 units)                       639    26,069

                Total Partners' Capital                     1,639   712,451

                                                        $  24,797  $731,557








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





   The accompanying notes are an integral part of the financial statements.
                                      F-6


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

                                     Three months ended   Nine months ended
                                        September 30,       September 30,
                                    2005           2004  2005           2004

INVESTMENT AND OTHER INCOME
  Interest income                   $      -  $   7,029  $  1,333  $  11,078
  Redemption penalty                       -          -         -          -

        Total Income                       -      7,029     1,333     11,078

EXPENSES
  Commissions                              -      8,085     1,782     24,647
  Management fees                          -      2,029         -      7,205
  Continuing service fees                  -      7,653       208     28,077
  Incentive fees                           -          -         -     27,290
  Professional accounting and legal fees   -     34,468    21,410     84,059
  Registration costs                       -          -         -      3,256
  Other operating and administrative
   expenses                                -      3,850         -     13,366

     Total Expenses                        -     56,085    23,400    187,900

     Net Investment Loss                   -    (49,056)  (22,067)  (176,822)

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
  Realized gain/(loss) from trading
   futures                                 -     12,306   (99,541)    65,544
  Change in unrealized gain/(loss) on
   open commodity futures contracts        -     29,026     9,160    (11,085)
  Realized gain from trading options       -          -         -          -
  Realized gain from trading forward
   contracts                               -    (28,898)        -    (13,170)
  Change in unrealized gain/(loss) on
   forward contracts                       -     12,344         -     (7,369)
  Realized gain/(loss) on exchange
   rate fluctuation                        -     (1,066)        -     (1,369)

  Total Realized and Unrealized Gain
   (Loss) on Investments                   -     23,712   (90,381)    32,551

NET LOSS                        $      -  $ (25,344) $(112,448) $(144,271)

NET LOSS -
  Limited partnership unit      $      -  $  (27.93) $ (323.15)  $ (89.98)

  General partnership unit      $      -  $  (27.93) $ (108.62)  $ (27.93)(1)

Weighted average partnership units outstanding:
  Limited units                        -   1,237.69     336.25    1,235.26

  General units                        -       3.29      34.88        3.29

(1) General partner units were outstanding and shared in net loss only for the three months ended September 30, 2004

   The accompanying notes are an integral part of the financial statements.
                                      F-7


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (A Review)


                    Limited Partners   General Partners     Total Partners

                    Amount     Units    Amount     Units   Amount     Units

Balance -
 Jan 1, 2005       $ 686,382   918.35  $  26,069    34.88  $ 712,451  953.23

Partner additions     51,007    65.95          -        -     51,007   65.95

Partner withdrawals (627,730) (982.73)   (21,641)  (33.88)(649,371)(1,016.61)

Net loss            (108,659)             (3,789)           (112,448)      -

Balance -
 Sep 30, 2005     $    1,000     1.57  $     639     1.00  $   1,639    2.57


Balance -
 Jan 1, 2004      $1,036,900  1,257.32 $       -        - $1,036,900 1,257.32

Partner additions          -         -    25,000    34.88     25,000   34.88

Partner withdrawals (452,986)  (664.14)                     (452,986)(664.14)

Syndication costs    (16,137)                                (16,137)      -

Net loss            (144,179)                (92)           (144,271)      -

Balance -
 Sep 30, 2004    $   423,598    593.18 $  24,908    34.88 $  448,506  628.06

                                              2005      2004

  Value per unit                            $637.74   $714.11

  Total partnership units                      2.57    628.06










   The accompanying notes are an integral part of the financial statements.
                                      F-8


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (A Review)


                                                       2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $(112,448)   $(144,271)
  Adjustments to reconcile net income (loss)
   to net cash provided by(used in) operating
   activities -
   Changes in operating assets and liabilities -
    Equity in Commodity Futures
     Trading Accounts                                 (14,881)      48,316
    Other assets (T-Notes and accrued interest)       369,582
    Accrued interest receivable                             -       (3,152)
    Accrued commissions payable                        (1,093)      (1,015)
    Management and incentive fees payable             (11,627)      (6,365)
     Other payables and accruals                       (4,869)      (3,857)

      Net Cash Provided By (Used In)
       Operating Activities                           224,664     (110,344)

CASH FLOWS FROM FINANCING ACTIVITIES
  Partner additions                                    51,007       25,000
  Syndication/reorganization costs                    (20,178)     (16,137)
  Partner redemptions                                (627,730)    (239,624)

  Net Cash Used In
   Financing Activities                              (596,901)    (230,761)

NET DECREASE IN CASH                                 (372,237)    (341,105)

CASH
  Beginning of period                                 376,856      996,054

  End of period                                      $  4,619     $654,949

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                  $      -     $608,865
  Cash                                                  4,619       46,084

                                                     $  4,619     $654,949






   The accompanying notes are an integral part of the financial statements.
                                      F-9


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  Net Income (Loss) Per Unit - Net income (loss) per unit is calculated based on the weighted average number of units outstanding through the date trading ceased.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the Nine months ended September 30, 2005 and 2004.

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

  Fund Reopening - The Fund at September 30, 2005 was closed, and no trading profits were recorded in the third quarter of 2005. Bromwell Financial Fund, LP will reopen to new funds at a time set by the general partner. The amount of funds that the general partner expects to require to reopen the fund is $1,000,000.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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

4.      FEES

  Effective November 1, 2005, the Fund is charged the following fees:

  A selling commission of 6% to be deducted from the subscription amount.

  A management fee of 3% (annual rate) of the equity assigned to each CTA, paid on a monthly basis and a 20% quarterly incentive fee on all new net profits (as defined).

  A brokerage commission of 7% (annual rate) fixed fee of the investment in the fund (as defined) will be paid to the affiliated introducing broker on a monthly basis.

  A 4% management fee on net assets will be paid to the general partner.

  Prior to November 1, 2005 and subsequent to April 1, 2005, the Fund was organized under a different fee structure, but was not operational.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

4.      FEES - CONTINUED

  A brokerage commission of 4% (annual rate) of the equity deposit for trading as a fixed annual brokerage commission, paid on a monthly basis and a 5% quarterly incentive fee on all new net profits was paid to the general partner.

  The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.

5.      RELATED PARTY TRANSACTIONS

  The Fund paid the following expenses to related parties during the nine months ended September 30, 2005 and 2004

                                             2005       2004

  Commissions/Management Fees - Belmont      $634      $17,872

  Commission/Continuing Service Fees -
  Futures                                    $207      $25,171

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

6.      TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2004 was $882,252, which equals approximately 94% of Net Asset Value. Since trading ceased, no cash is deposited in trading accounts at September 30, 2005.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0 and $19,243,328 on long positions at September 30, 2005 and December 31, 2004, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains on open commodity futures contracts at September 30, 2005 and December 31, 2004, was $0 and $7,630 respectively.

  The unrealized losses on open commodity forward contracts at September 30, 2005 and December 31, 2004, were $0 and $(22,511), respectively.

  Open contracts generally mature within three months and as of September 30, 2005, there were no open contracts.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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

7.      FINANCIAL HIGHLIGHTS

                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
                                     2005          2004  2005         2004
Performance per Unit (5)

Net unit value, beginning of period  $637.74    $716.77  $747.40   $824.69

Net realized and unrealized gains/
 losses on commodity transactions          -      51.40   (88.34)    41.98

Investment and other income                -       7.74     1.29      9.56

Expenses (1)                               -     (61.80)  (22.61)  (162.12)

Net increase (decrease) for the period     -      (2.66) (109.66)  (110.58)

Net unit value, end of period        $637.74    $714.11  $637.74   $714.11

Net assets, end of period (000)      $     2    $   449  $     2   $   449

Total return (3)                        0.00%     (0.37)% (14.54)%  (13.41)%

Ratio to average net assets (4)
 Investment and other income            0.00%      4.30%    1.45%     1.84%
 Expenses (2)                         (00.00)%   (29.37)% (27.38)%  (27.09)%

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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