Form 10-K
period 2005-12-31
BROMWELL FINANCIAL FUND LP
filed 2006-03-31
CIK 1093661

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the year ended  12-31-2005
OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number  333-85755

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                Delaware                               51-0387638
      State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization               Identification No.)

     505 Brookfield Drive, Dover, DE                      19901
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1999, 2000, 2001, 2002, 2003 and 2004 at Registration No. 333-85755.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner has redeemed its Units. Subsequently, Michael Pacult resigned as the individual general partner, but remains the principal of the Corporate General Partner.

The General Partner filed post effective amendments to the Fund's Registration Statement on March 31, 2005 and November 18, 2005, which became effective April 13, 2005 and December 12, 2005, respectively, to amend the terms upon which the Fund would be reopened for sale; however, no sales were made pursuant to the new offering in 2005. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of December 31, 2005, until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

The trades for the Fund are selected and placed with the FCM, i.e., broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Initially, the Fund account was traded solely by Ansbacher Investment Management, Inc., then later by both Ansbacher and Mangin Capital Management, Inc. Effective November 1, 2003, the General Partner replaced the two CTAs with a single CTA, Fall River Capital Management, Inc., which remained the sole trader throughout the year 2004, but was terminated January 10, 2005. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Partners at the office of Michael J. Liccar & Co., CPA, 200 West Adams Street, Suite 2211, Chicago, Illinois 60606-5208. Fall River was paid a management fee of one percent (1%) of the equity assigned to it to manage plus an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the Partnership Agreement which governs the operation of the Fund, payable quarterly. NuWave will be paid a three percent (3%) annual management fee and an incentive fee of twenty percent (20%). The Fund Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference.

None of the purchasers of Limited Partnership Units has a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership are sent to all purchasers of Units at the end of each month.

Belmont Capital Management, Inc., the corporate General Partner and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for domestic trades for a seven twelfths of one percent (7/12%) of the total value of the Fund available for trading in the Fund's account at the FCM per month [seven percent (7%) per year]. Belmont is also paid a monthly management fee of one third of one percent (1/3%) of the net asset value of the Fund [four percent (4%) per year]. The independent FCM is selected by the General Partner to hold the Fund's trading equity and place the trades as directed by the CTA pursuant to a power of attorney granted by the Fund.

The sale of Units is regulated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Commissions and securities acts of the several States where its Units are offered and sold. The commodity pool operators (General Partners) and principals are regulated by the Commodity Futures Trading Commission pursuant to the US Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Fund, see the Registrant's Registration Statement and its pre-effective amendments on file with the Securities and Exchange Commission at No. 333-85755, which are incorporated herein by reference.

Item 1B.  Unresolved Staff Comments

None.

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

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, the FCM, the CTA or any of their Affiliates, directors or officers.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2001 to December 31, 2005.

                                                 Year to Date

                                    2005     2004     2003     2002     2001
Performance per Unit (5)
  Net unit value, beginning of
   period                        $747.41  $824.69  $908.99  $955.04  $972.92

  Net realized and unrealized
   gains/(losses) on commodity
   transactions                   (87.98)   89.50    97.66   169.37   123.33
  Investment and other income       1.31    15.67     2.47     6.20     9.72
  Expenses (1)                    (22.99) (182.45) (184.43) (221.62) (150.93)
  Net decrease for the period    (109.66)  (77.28)  (84.30)  (46.05)  (17.88)
  Net unit value, end of period  $637.74  $747.41  $824.69  $908.99  $955.04

Net assets, end of period (000)  $    25  $   712  $ 1,037  $ 1,650  $ 1,836

Total return (3)                  (14.67)%  (9.37)%  (9.27)%  (4.83)% (1.84)%

Ratio to average net assets (4)
  Investment and other income       1.45%    2.11%    0.29%    0.60%   1.01%
  Expenses (2)                    (27.38)% (20.62)% (10.16)% (10.16)% (5.79)%

  (1)  Includes brokerage commissions
  (2)  Excludes brokerage commissions

  (3)  Not annualized for periods less than one year

  (4)  Annualized for all periods

  (5) Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year (For 2005, average units outstanding calculated through January, 2005, when majority of unit holders were redeemed). Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2005 and 2004:

Quarters ended:

                                March 31,  June 30,    Sep 30,     Dec 31,
                                  2005       2005       2005         2005

Total Investment Gain (Loss)  $ (90,381)  $       -  $        -  $        -
Net Income (Loss)              (112,448)          -           -           -

Net Income (Loss) per
 partnership unit               (110.50)          -           -           -
Net asset value per partnership
 Unit at the end of the period   638.68      637.74      637.74      637.74

                                March 31,  June 30,    Sep 30,     Dec 31,
                                  2004       2004       2004         2004

Total Investment Gain (Loss)  $ 148,990   $(140,151) $    23,712 $   31,959
Net Income (Loss)                76,705    (195,632)     (25,344)    33,339

Net Income (Loss) per
 partnership unit                 61.01     (158.06)      (27.93)     16.71
Net asset value per partnership
 Unit at the end of the period   877.41      716.77       714.11     747.41

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 2000 and the years 2001, 2002, 2003, 2004 and 2005 reflect the absorption of these costs by the Fund. To date, the Fund has not been profitable. See Part I for an explanation of intended future operations.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2005, were audited by Frank
L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302 and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

The General Partners of the Registrant during the year 2005 were Belmont Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 61, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

There has never been a material administrative, civil or criminal action brought against the Fund, the General Partner or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the General Partner of the Fund, has determined that he qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.

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

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Form 10-K. As described previously, upon reopening of the Fund, the General Partner will be paid fixed brokerage commissions of seven percent (7%) per year and a management fee of four percent (4%) per year, each payable monthly, to cover
the cost of the domestic trades entered by the CTA.   The corporate General
Partner retain the difference, if any, between the cost to enter the trades and the seven percent (7%).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2005:

     Name               Percent Ownership
     Shira Del Pacult   62.5%

(b) As of December 31, 2005, the General Partner owned 1.00 Unit of Limited Partnership Interest, which constitutes the other 37.5% ownership.

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

Item 14.  Principal Accountant Fees and Services.

(a)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2005 and 2004 were $11,125 and $19,500, respectively.

(b)	Audit Related Fees

None

(c)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2005 and 2004 were $0 and $1,400, respectively.

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

       1. Financial Statements

       See Index to Financial Statements for the years ended December 31, 2005, 2004 and 2003.

       The Financial Statements begin on page F-1 of this report.

       2. Financial Schedules

       Not applicable, not required, or included in the Financial Statements.

       3. Exhibits.

       Incorporated by reference from Form S-1, and all amendments at file No. 333-85755 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

       (d)	Reports on Form 8-K:  none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                    Bromwell Financial Fund, Limited Partnership
                               By Belmont Capital Management, Inc.
                               Its General Partner

Date: March 30, 2006           By: /s/ Michael Pacult
                                   Mr. Michael P. Pacult
                                   Sole Director, Sole Shareholder
                                   President and Treasurer

******************************************************************************
                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                           YEARS ENDED DECEMBER 31,
                              2005, 2004 AND 2003

                                                             Page

Report of Independent Registered Public Accounting Firm      F-2

Financial Statements

  Balance Sheets                                             F-3

  Schedule of Investments                                 F-4 - F-6

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


                            Frank L. Sassetti & Co.

                         Certified Public Accountants



To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have audited the accompanying balance sheets
of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2005 and 2004, the schedule of investments as of December 31, 2004 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                              We conducted our audits in accordance with the
standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ Frank L. Sassetti & Co.

March 1, 2006
Oak Park, Illinois



               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2005 AND 2004

                                    ASSETS
                                                       2005          2004

Investments
  Equity in Commodity Futures Trading Accounts -
    Cash and cash equivalents                       $         -   $  255,008
    U.S. Treasury obligations                                 -      362,330
    Net unrealized gains on open commodity
     futures contracts                                        -        7,630
    Net unrealized losses on open commodity
     forward contracts                                        -      (22,511)

      Total Investments                                       -      602,457

Cash                                                      3,738      121,848
Accumulated reorganization expenses                      24,091            -
Accrued interest receivable                                   -        7,252

                                                    $    27,829   $  731,557


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Partner redemptions payable                       $    21,641   $        -
  Accrued trading commissions payable                         -        1,093
  Accrued management fees payable                             -        8,877
  Accrued incentive fees payable                              -        2,750
  Other accrued liabilities                               4,549        6,386

    Total Liabilities                                    26,190       19,106


PARTNERS' CAPITAL
  Limited partners - (1.57 and 918.35 units)              1,000      686,382
  General partner - (1 unit and 34.88 units)                639       26,069

    Total Partners' Capital                               1,639      712,451

                                                    $    27,829   $  731,557







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

       United States Commodity Futures Positions, Held Long:

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



                  The accompanying notes are an integral part
                         of the financial statements.
                                      F-6


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                2005       2004       2003

INVESTMENT AND OTHER INCOME
  Interest income                          $    1,333  $   16,480  $   3,464
  Redemption penalty                                -           -        304

    Total Investment and Other Income           1,333      16,480      3,768

EXPENSES
  Commissions                                   1,782      30,891    150,080
  Management fees                                   -       8,449     59,107
  Continuing service fees                         207      33,897
  Incentive fees                                    -      27,290     10,179
  Professional accounting and legal fees       21,411      90,020     60,553
  Other operating and administrative expenses       -       1,375      1,957

    Total Expenses                             23,400     191,922    281,876

    Net Investment Loss                       (22,067)   (175,442)  (278,108)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain (loss) on trading futures     (99,541)    118,254    102,824
  Realized loss on exchange rate fluctuation        -      (2,075)      (294)
  Realized/unrealized gain on Treasury
   securities                                       -      15,579          -
  Change in unrealized gain/(loss) on
   open commodity futures contracts             9,160     (65,162)     1,046
  Realized gain from trading options                                  95,986
  Realized gain from trading forward contracts      -      27,794
  Change in unrealized gain/(loss) on
   forward contracts                                -     (29,880)     7,369

    Total Realized and Unrealized
     Gain (Loss) on Investments               (90,381)     64,510    206,931

NET LOSS                                    $(112,448)  $(110,932) $ (71,177)

NET INCOME (LOSS) PER UNIT-
  Limited partnership unit                  $ (110.50)  $ (108.27) $  (46.57)

  General partnership unit                  $ (110.50)  $   30.65  $





                  The accompanying notes are an integral part
                         of the financial statements.
                                      F-7


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                TOTAL
                   LIMITED PARTNERS    GENERAL PARTNERS  PARTNERS' CAPITAL
                   Amount     Units     Amount  Units     Amount     Units
Balance -
January 1, 2003  $1,649,988  1,815.19  $                $1,649,988  1,815.19

Syndication costs   (14,050)                               (14,050)

Redemptions of
557.87 units       (527,861)  (557.87)                    (527,861)  (557.87)

Net loss            (71,177)                               (71,177)

Balance -
December 31, 2003 1,036,900  1,257.32                    1,036,900  1,257.32


Additions of
383.53 units        264,856    348.65    25,000  34.88     289,856    383.53

Syndication costs   (16,621)                               (16,621)

Redemptions of
687.62 units       (486,752)  (687.62)                    (486,752)  (687.62)

Net income (loss)  (112,001)              1,069           (110,932)

Balance -
December 31, 2004   686,382    918.35    26,069  34.88     712,451    953.23

Additions of
65.95 units          51,007     65.95                       51,007     65.95

Redemptions of
1016.61 units      (627,730)  (982.73)  (21,641)(33.88)   (649,371) (1016.61)

Net loss           (108,659)             (3,789)          (112,448)

Balance -
December 31, 2005 $   1,000      1.57  $    639   1.00   $   1,639      2.57

                     December 31, 2005  December 31, 2004  December 31, 2003

Net value per partnership unit  $637.74           $747.41            $824.69
Total partnership units            2.57            953.23           1,257.32


                  The accompanying notes are an integral part
                         of the financial statements.
                                      F-8


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                 2005       2004       2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $(112,448) $(110,932) $(71,177)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
    Changes in operating assets and
     liabilities -
      Investments                               347,449   (267,288)   (8,415)
      Accumulated reorganization costs          (24,091)         -         -
      Accrued interest receivable                 7,252     (7,252)    1,884
      Accrued management and incentive fees     (11,627)    (7,151)   10,020
      Other payables and accruals                (2,930)    (5,653)    4,645

        Net Cash Provided By (Used In)
         Operating Activities                   203,605   (398,276)  (63,043)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                          51,007    289,856         -
  Syndication costs                                   -    (16,621)  (14,050)
  Partner redemptions                          (627,730)  (494,157) (525,069)

        Net Cash Used In
         Financing Activities                  (576,723)  (220,922) (539,119)

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                         (373,118)  (619,198) (602,162)

CASH AND CASH EQUIVALENTS
  Beginning of period                           376,856    996,054 1,598,216

  End of period                                  $3,738   $376,856  $996,054

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                  $-   $255,008  $973,657
  Cash                                            3,738    121,848    22,397

                                                 $3,738   $376,856  $996,054







                  The accompanying notes are an integral part
                         of the financial statements.
                                      F-9


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. (Belmont) and Michael Pacult are the general partners and commodity pool operators (CPOs) of the Fund. The new commodity trading advisor (CTA) is expected to be NuWave Investment Corp. The previous CTA was Fall River Capital, LLC (previous to November 3, 2003, Ansbacher Investment Management, Inc. and Mangin Capital Management, Inc. were the CTA's), which had the authority to trade as much of the Fund's equity as is allocated to them by the General Partner. The selling agent was Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife. As of April 1, 2005, the selling agent was eliminated and all units will be sold issuer direct. Effective November 2005, the introducing broker will be Futures.

      Fund Reopening - The Fund is closed as of December 31, 2005, and no trading profits were recorded since the majority of the unit holders were redeemed in February 2005. The Fund will reopen to new funds at a time set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available interests are $7,000,000.

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

      Registration and Reorganization Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. The Fund remains open to new partners and incurs costs required to retain the ability to issue new units. Such costs are treated in a similar manner. Costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

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

                       DECEMBER 31, 2005, 2004 AND 2003

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

      Net Income (Loss) Per Unit - Net income (loss) per unit is calculated based on the weighted average number of units outstanding for each period through the month trading ceased.

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

                       DECEMBER 31, 2005, 2004 AND 2003

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

      A management fee of 3% (annual rate) of the equity assigned to the current CTA, paid on a monthly basis and a 20% quarterly incentive fee on all new net profits (as defined).

      A brokerage commission of 7% (annual rate) of the investment in the fund (as defined) will be paid to the affiliated introducing broker on a monthly basis, from which round turn commissions on domestic trades will be paid to the futures commission merchant.

      A 4% management fee on net assets will be paid to the general partner.

      Prior to November 1, 2005 and subsequent to April 1, 2005, the Fund was organized under a different fee structure, but was not operational.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

4.    FEES - CONTINUED

      Effective November 1, 2003, the Fund was charged the following fees:

      A management fee of 1% (annual rate) of the equity assigned to each CTA, paid on a monthly basis and a 20% quarterly incentive fee on all new net profits.

      A continuing service fee of 4% (annual rate) of the investment in the Fund was paid to the selling agent.

      A $22 per round turn brokerage commission (from which brokerage commissions were paid to the futures commission merchant) and a 5% quarterly incentive fee on all new net profits was paid to the general partner. Effective March 1, 2004, the brokerage commission was changed from $22 per round turn to a 4% (annual rate) of the equity deposit for trading as a fixed annual brokerage commission, paid on a monthly basis.

      The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the years ended December 31, 2005, 2004 and 2003:

                                         2005      2004      2003

Commissions/Management Fees - Belmont    $634   $24,713   $41,793

Commission/Continuing Service Fees -
      Futures                            $207   $33,897   $95,059

      As of December 31, 2005, the Fund owes Belmont $21,641 for the redemption of 33.88 general partner units effective April 1, 2005. Belmont's sole stockholder is also the sole stockholder of Ashley Capital Management, Inc. (Ashley). Ashley has paid $3,033 of operating expenses on behalf of the Fund as of December 31, 2005, which are included in other accrued liabilities.

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


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      A certain portion of cash in trading accounts is pledged as collateral for commodities trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.

      The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2004 was $255,008, which equals approximately 36% of Net Asset Value. The Fund also purchased U.S. Treasury Notes as a form of margin. At December 31, 2004, $362,330 was invested in a U.S. Treasury Note, which approximated 51% of the Net Asset Value. Since trading ceased, no cash is deposited in trading accounts.

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $15,100,000 on long positions at December 31, 2004. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gain on open commodity futures contracts at December 31, 2004 was $7,630. The unrealized losses on open commodity forward contracts at December 31, 2004 was $(22,551).

      Open contracts generally mature within three months and as of December 31, 2005, there were no open contracts.

      Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract.

      The Fund generally has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

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

7.    FINANCIAL HIGHLIGHTS

                                                 Year to Date

                                    2005     2004     2003     2002     2001
Performance per Unit (5)
  Net unit value, beginning of
   period                        $747.41  $824.69  $908.99  $955.04  $972.92

  Net realized and unrealized
   gains/(losses) on commodity
   transactions                   (87.98)   89.50    97.66   169.37   123.33
  Investment and other income       1.31    15.67     2.47     6.20     9.72
  Expenses (1)                    (22.99) (182.45) (184.43) (221.62) (150.93)
  Net decrease for the period    (109.66)  (77.28)  (84.30)  (46.05)  (17.88)
  Net unit value, end of period  $637.74  $747.41  $824.69  $908.99  $955.04

Net assets, end of period (000)  $    25  $   712  $ 1,037  $ 1,650  $ 1,836

Total return (3)                  (14.67)%  (9.37)%  (9.27)%  (4.83)% (1.84)%

Ratio to average net assets (4)
  Investment and other income       1.45%    2.11%    0.29%    0.60%   1.01%
  Expenses (2)                    (27.38)% (20.62)% (10.16)% (10.16)% (5.79)%

  (1)  Includes brokerage commissions
  (2)  Excludes brokerage commissions

  (3)  Not annualized for periods less than one year

  (4)  Annualized for all periods

  (5) Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year (For 2005, average units outstanding calculated through January, 2005, when majority of unit holders were redeemed). Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.





                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

8.    OPERATIONS OF FUND

      Because the CTA failed to profitably trade the Fund account, the general partner suspended trading on January 10, 2005 and recommended to the limited partners to redeem their partnership units voluntarily. All limited unit holders, except for 22.89 units had requested redemption as of January 31, 2005 and were paid on February 1, 2005. The remaining unaffiliated limited unit holders (22.89 units) requested redemption in February 2005 and were paid on March 1, 2005. Shira Pacult invested $1,000 in the Fund as a limited unit holder during February, 2005.

      The general partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

      Effective April 1, 2005, the general partner redeemed 33.88 units of the Fund, leaving 1 remaining general partner unit.



































