Form 10-Q
period 2006-03-31
BROMWELL FINANCIAL FUND LP
filed 2006-05-15
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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

Yes       No   X

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2006 are attached hereto and made a part hereof.

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

The General Partner filed post effective amendments to the Fund's Registration Statement on March 31, 2005 and November 18, 2005, which became effective April 13, 2005 and December 12, 2005, respectively, to amend the terms upon which the Fund would be reopened for sale; however, no sales were made pursuant to the new as of March 31, 2006. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of March 31, 2005, until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation until the cessation of trading on January 10, 2005 were a management fee of 1% and incentive fee of 20% paid to the commodity trading advisor, fixed annual brokerage commissions of 4%, an annual continuing service fee of 4%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.
It expects to re-open to sell the balance of its registered but un-issued partnership interests on different terms.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first three months of 2006 was a loss of (10.68)% and for the first three months of 2005 was a loss of (14.55)%. The profits/losses were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      None

(b)      None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                     Bromwell Financial Fund, Limited Partnership
                                By Belmont Capital Management, Incorporated
                                Its General Partner


                                By:  /s/ Michael Pacult
                                     Mr. Michael Pacult
                                     Sole Director, Sole Shareholder,
                                     President, and Treasurer of the General
                                     Partner
Date:  May 15, 2006




                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                 Page

Accountants' Review Report                                       F-2

Financial Statements

  Balance Sheets as of March 31, 2006 and December 31, 2005      F-3

  Statements of Operations for the Three Months
  Ended March 31, 2006 and 2005                                  F-4

  Statements of Partners' Equity for the Three Months
  Ended March 31, 2006 and 2005                                  F-5

  Statements of Cash Flows for the Three Months
  Ended March 31, 2006 and 2005                                  F-6

  Notes to Financial Statements                               F-7 - F-12





































                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware


                              We have reviewed the balance sheet of BROMWELL
FINANCIAL FUND, LIMITED PARTNERSHIP as of March 31, 2006 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2006 and 2005. These financial statements are the responsibility of the Partnership's management.

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

                              We have previously audited, in accordance with
auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2005 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2006, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

May 8, 2006
Oak Park, Illinois













               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                     MARCH 31, 2006 AND DECEMBER 31, 2005

                                    ASSETS

                                                   March 31,
                                                     2006      December 31,
                                                  (A Review)      2005

Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                        $       -   $         -
  Net unrealized gains on open commodity
   futures contracts                                       -             -
  Net unrealized gains on open commodity
   forward contracts                                       -             -

                                                           -             -

Cash                                                   3,563         3,738
Accumulated reorganization expenses                   24,091        24,091

                                                   $  27,654   $    27,829


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Partner redemptions payable                      $  21,641   $    21,641
   Other accrued liabilities                           4,549         4,549

      Total Liabilities                               26,190        26,190

PARTNERS' CAPITAL
  Limited partners - (1.57 units)                        893         1,000
  General partner - (1 unit)                             571           639

    Total Partners' Capital                            1,464         1,639

                                                   $  27,654   $    27,829


















                            See accompanying notes
                                      F-3


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (A Review)


                                                        2006      2005

INVESTMENT AND OTHER INCOME
  Interest income                                    $      -   $   1,333

    Total Income                                            -       1,333

EXPENSES
  Commissions                                               -       1,782
  Continuing service fees                                   -         207
  Professional accounting and legal fees                    -      21,410
  Other operating and administrative expenses             175           -

    Total Expenses                                        175      23,400

    Net Investment Loss                                  (175)    (22,067)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized loss from trading futures                        -     (99,541)
  Change in unrealized gain on
   open commodity futures contracts                         -       9,160
  Change in unrealized gain on forward contracts            -           -

  Total Realized and Unrealized Loss
   on Investments                                           -     (90,381)

NET LOSS                                             $   (175)  $(112,448)

NET LOSS -
  Limited partnership unit                            $(68.09)   $(108.62)

  General partnership unit                            $(68.09)   $(108.62)



















                            See accompanying notes
                                      F-4


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (A Review)



                                                                 Total
                    Limited Partners    General Partners   Partners' Capital
                    Amount      Units   Amount      Units  Amount      Units

Balance at
January 1, 2005    $686,382    918.35   $26,069     34.88  $712,451   953.23

Partner additions    51,007     65.95         -         -    51,007    65.95

Partner
 redemptions       (627,730)  (982.73)        -         -  (627,730) (982.73)

Net income         (108,659)        -    (3,789)        -  (112,448)       -

Balance at
 March 31, 2005      $1,000      1.57   $22,280     34.88   $23,280    36.45

Balance at
January 1, 2006      $1,000      1.57      $639      1.00    $1,639     2.57

Partner additions         -         -         -         -         -        -

Partner redemptions       -         -         -         -         -        -

Net loss               (107)        -       (68)        -      (175)       -

Balance at
March 31, 2006         $893      1.57      $571      1.00    $1,464     2.57




                                            2006      2005

  Value per unit                          $569.65   $638.68

  Total partnership units                    2.57     36.45














                            See accompanying notes
                                      F-5


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (A Review)



                                                      2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $      (175)  $   (112,448)
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
       Trading Accounts                                    -        347,449
      Other assets                                         -          7,252
      Accrued commissions payable                          -         (1,093)
      Management and incentive fees payable                -        (11,627)
      Other payables and accruals                          -          5,754

        Net Cash Provided By (Used In)
         Operating Activities                           (175)       235,287

CASH FLOWS FROM FINANCING ACTIVITIES
  Partner additions                                        -         51,007
  Partner redemptions                                      -       (627,730)

    Net Cash Used In
     Financing Activities                                  -       (576,723)

NET DECREASE IN CASH                                    (175)      (341,436)

CASH
  Beginning of period                                  3,738        376,856

  End of period                                  $     3,563   $     35,420

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                              $         -   $         26
  Cash                                                 3,563         35,394

                                                 $     3,563   $     35,420















                            See accompanying notes
                                      F-6


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. (Belmont) and Michael Pacult are the general partners and commodity pool operators (CPOs) of the Fund. The commodity trading advisor (CTA) is Fall River Capital, LLC (previous to November 3, 2003, Ansbacher Investment Management, Inc. and Mangin Capital Management, Inc. were the CTAs), which have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner. The Fund sells direct on a best efforts basis.

      Fund Reopening - The Fund is closed as of March 31, 2006, and no trading profits were recorded since the majority of the unit holders were redeemed in February 2005. The Fund will reopen to new funds at a time set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available interests are $7,000,000.

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

                            MARCH 31, 2006 AND 2005
                                  (A Review)

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

                            MARCH 31, 2006 AND 2005
                                  (A Review)

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

      A brokerage commission of 7% (annual rate) of the investment in the fund (as defined) will be paid to the affiliated introducing broker on a monthly basis, from which round turn commissions on domestic trades will be paid to the futures commission merchant. Trades on foreign markets, if any, will be paid by the Fund.

      A 4% management fee on net assets will be paid to the general partner.

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

4.    FEES (CONTINUED)

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

      The brokerage commission payable to the general partner was 4% (annual rate) of the equity deposit for trading as a fixed annual brokerage commissions, paid on a monthly basis.

      The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the periods ended March 31, 2006 and 2005

                                                   2006       2005

      Commissions/Management Fees - Belmont      $      -   $   634

      Continuing Service Fees - Futures          $      -   $   207

      As of March 31, 2006 and December 31, 2005, the Fund owes Belmont $21,641 for the redemption of 33.88 general partner units effective April 1, 2005. Belmont's sole stockholder is also the sole stockholder of Ashley Capital Management, Inc. (Ashley). Ashley has paid $3,033 of operating expenses on behalf of the Fund as of March 31, 2006 and December 31, 2005, which are included in other accrued liabilities.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

5.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

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

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

7.    FINANCIAL HIGHLIGHTS

                                               Three Months Ended March 31,
                                                    2006         2005
  Performance per Unit (5)

    Net unit value, beginning of period         $   637.74   $   747.41

    Net realized and unrealized
     losses on commodity transactions                    -       (87.41)

    Investment and other income                          -         1.29

    Expenses (1)                                    (68.09)      (22.61)

    Net decrease for the period                     (68.09)     (108.73)

    Net unit value, end of period               $   569.65   $   638.68

  Net assets, end of period (000)               $        1   $       23

  Total return (3)                                  (10.68)%     (14.55)%

  Ratio to average net assets (4)
    Investment and other income                        N/A         1.45%
    Expenses (2)                                    (11.28)%     (23.51)%

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