Form 10-Q
period 2006-06-30
BROMWELL FINANCIAL FUND LP
filed 2006-08-15
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

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

Yes       No   X

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2006 are attached hereto and made a part hereof.

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

The General Partner filed post effective amendments to the Fund's Registration Statement on March 31, 2005 and November 18, 2005, which became effective April 13, 2005 and December 12, 2005, respectively, to amend the terms upon which the Fund would be reopened for sale; however, no sales were made pursuant to the new prospectus as of June 30, 2006. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of June 30, 2006 until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first six months of 2006 was a loss of $470 and for the first six months of 2005 was a loss of $112,448. The profits/losses of 2005 were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

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

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                     Bromwell Financial Fund, Limited Partnership
                                By Belmont Capital Management, Incorporated
                                Its General Partner


                                By:  /s/ Michael Pacult
                                     Mr. Michael Pacult
                                     Sole Director, Sole Shareholder,
                                     President, and Treasurer of the General
                                     Partner
Date:  August 14, 2006


                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Accountants' Review Report                                         F-2

Financial Statements

  Balance Sheets as of June 30, 2006 and December 31, 2005         F-3

  Statements of Operations for the Three and Six Months
   Ended June 30, 2006 and 2005                                    F-4

  Statements of Partners' Equity for the Six Months Ended
   June 30, 2006 and 2005                                          F-5

  Statements of Cash Flows for the Six Months Ended
   June 30, 2006 and 2005                                          F-6

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


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have reviewed the balance sheet of BROMWELL
FINANCIAL FUND, LIMITED PARTNERSHIP as of June 30, 2006 and the related statements of operations for the three and six months ended June 30, 2006 and 2005, and the statements of partners' equity and cash flows for the six months ended June 30, 2006 and 2005. These financial statements are the responsibility of the Partnership's management.

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

                              We have previously audited, in accordance with
auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2005 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

August 11, 2006
Oak Park, Illinois




               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                      JUNE 30, 2006 AND DECEMBER 31, 2005

                                    ASSETS

                                                     June 30,
                                                       2006      December 31,
                                                    (A Review)      2005

Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                          $       -   $        -
  US Treasury obligations
  Net unrealized gains on open commodity
   futures contracts                                         -            -
  Net unrealized gains (losses) on open commodity
   forward contracts                                         -            -

                                                             -            -

Cash                                                     3,093        3,738
Accumulated reorganization expenses                     24,266       24,091

                                                     $  27,359   $   27,829


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Partner redemptions payable                        $  21,641   $   21,641
  Other accrued liabilities                              4,549        4,549

    Total Liabilities                                   26,190       26,190


PARTNERS' CAPITAL
  Limited partners - (1.57 units)                          713       1,000
  General partner - (1 units)                              456         639

    Total Partners' Capital                              1,169       1,639

                                                     $  27,359   $  27,829










                            See accompanying notes.
                                      F-3


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (A Review)

                                     Three months ended  Six months ended
                                           June 30,            June 30,
                                       2006      2005      2006       2005

INVESTMENT AND OTHER INCOME
  Interest income                    $     -  $      -  $      -  $  1,333

  Total Income                             -         -         -     1,333

EXPENSES
  Commissions                              -         -         -     1,782
  Continuing service fees                  -         -         -       208
  Professional accounting and legal
   fees                                    -         -         -    21,410
  Other operating and administrative
   expenses                              295         -       470         -

    Total Expenses                       295         -       470    23,400

    Net Investment Loss                 (295)        -      (470)  (22,067)

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
  Realized gain/(loss) from trading
   futures                                 -         -         -   (99,541)
  Change in unrealized gain/(loss) on
   open commodity futures contracts        -         -         -     9,160
  Realized gain from trading forward
   contracts                               -         -         -         -

    Total Realized and Unrealized Gain
     (Loss) on Investments                 -         -         -   (90,381)

NET LOSS                             $  (295) $      -  $   (470)$(112,448)

NET LOSS -
  Limited partnership unit           $(114.79)$      -  $(182.88) $(323.15)

  General partnership unit           $(114.79)$      -  $(182.88) $(108.62)

  Weighted average partnership
   units outstanding:
  Limited units                          1.00     1.00      1.00    336.25

  General units                          1.57     1.57      1.57     34.88


                            See accompanying notes.
                                      F-4


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (A Review)



                                                                  Total
                     Limited Partners    General Partners    Partners' Equity
                     Amount     Units    Amount     Units    Amount     Units

Balance at
 January 1, 2005    $686,382   918.35   $26,069    34.88   $712,451   953.23

Partner additions     51,007    65.95         -        -     51,007    65.95

Partner redemptions (627,730) (982.73)  (21,641)  (33.88) (649,371)(1,016.61)

Net loss            (108,659)       -    (3,789)       -  (112,448)       -

Balance at
 June 30, 2005      $  1,000     1.57   $   639     1.00   $ 1,639     2.57


Balance at
 January 1, 2006    $  1,000     1.57   $   639     1.00   $ 1,639     2.57

Partner additions          -        -         -        -         -        -

Partner redemptions        -        -         -        -         -        -

Net loss                (287)       -      (183)       -      (470)       -

Balance at
 June 30, 2006      $    713     1.57   $   456     1.00   $ 1,169     2.57




                                     2006         2005

  Value per unit                   $454.86      $637.74

  Total partnership units             2.57         2.57








                            See accompanying notes.
                                      F-5


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (A Review)



                                                        2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $     (470) $ (112,448)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
       Trading Accounts                                        -     (14,881)
      Other assets (T-Notes and accrued interest)              -     369,582
      Accrued commissions payable                              -      (1,093)
      Management and incentive fees payable                    -     (11,627)
      Other payables and accruals                              -      (4,869)

        Net Cash Provided By (Used In)
         Operating Activities                               (470)    224,664

CASH FLOWS FROM FINANCING ACTIVITIES
  Reorganization expenses                                   (175)    (19,285)
  Partner additions                                            -      51,007
  Partner redemptions                                          -    (627,730)

        Net Cash Used In
         Financing Activities                               (175)   (596,008)

NET DECREASE IN CASH                                        (645)   (371,344)

CASH
  Beginning of period                                      3,738     376,856

  End of period                                        $   3,093   $   5,512

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                    $       -   $       -
  Cash                                                     3,093       5,512

                                                       $   3,093   $   5,512








                            See accompanying notes.
                                      F-6


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

      Fund Reopening - The Fund is closed as of June 30, 2006, and no trading profits were recorded since the majority of the unit holders were redeemed in February 2005. The Fund will reopen to new funds at a time set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available interests are $7,000,000.

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005
                                  (A Review)

4.    FEES - CONTINUED

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

      The brokerage commission payable to the general partner was 4% (annual rate) of the equity deposit for trading as a fixed annual brokerage comissions, paid on a monthly basis.

      The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the six months ended June 30, 2006 and 2005:

                                                2006      2005

      Commissions/Management Fees - Belmont      $-      $634

      Continuing Service Fees - Futures          $-      $207

      As of June 30, 2006 and December 31, 2005, the Fund owes Belmont $21,641 for the redemption of 33.88 general partner units effective April 1, 2005. Belmont's sole stockholder is also the sole stockholder of Ashley Capital Management, Inc. (Ashley). Ashley has paid $3,033 of operating expenses on behalf of the Fund as of June 30, 2006 and December 31, 2005, which are included in other accrued liabilities.

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005
                                  (A Review)


7.    FINANCIAL HIGHLIGHTS
                                     Three months ended  Six months ended
                                           June 30,            June 30,
                                       2006      2005      2006       2005
Performance per Unit (5)

  Net unit value, beginning of
   period                         $  569.65  $  638.78  $  637.74  $  747.40

  Net realized and unrealized gains/
   losses on commodity transactions       -          -          -     (87.30)

  Investment and other income             -          -          -       1.29

  Expenses (1)                      (114.79)         -    (182.88)    (22.61)

  Net increase (decrease) for
   the period                       (114.79)         -    (182.88)   (108.62)

  Net unit value, end of period   $  454.86  $  638.78  $  454.86  $  638.78

  Net assets, end of period (000) $       1  $       2  $       1  $       2

  Total return (3)                    (20.2)%     0.00%     (28.7)%  (14.54)%

  Ratio to average net assets (4)
  Investment and other income           N/A       0.00%       N/A      1.45%
  Expenses (2)                          N/A       0.00%       N/A    (27.38)%

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

  N/A - Not applicable as fund is not operational