Form 10-Q
period 2006-09-30
BROMWELL FINANCIAL FUND LP
filed 2006-11-15
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

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

Yes       No   X

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2006 are attached hereto and made a part hereof.

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

No sales were made pursuant to the Fund' prospectus dated December 12, 2005 as of September 30, 2006. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of September 30, 2006 until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

The commodity trading advisor selects the markets and the off exchange instruments to be traded. The General Partner selects the futures commission merchants to hold the Fund assets. Both the commodity trading advisor and the general partner believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The general partner intends to allocate approximately 97% of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first six months of 2006 was a loss of $0 and for the first nine months of 2005 was a loss of $112,148. The profits/losses of 2005 were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

Subsequent Events

Effective October 25, 2006, the auditor of the Fund was changed from Frank L. Sassetti & Co., 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 for normal business considerations without any disagreement between the former auditor and the Fund or its management.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, the general partner's principal executive officer and principal financial officer concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the Fund's internal control over financial reporting in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

(a)	Report filed on 8-K subsequent to reporting period of this 10-Q

The Fund filed a Form 8-K on October 26, 2006 and Form 8-K/A on November 2, 2006 to disclose the change of the Fund's auditor effective October 25, 2006 from Frank L. Sassetti & Co., 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 for normal business considerations without any disagreement between the former auditor and the Fund or its management.

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant:                     Bromwell Financial Fund, Limited Partnership
                                By Belmont Capital Management, Incorporated
                                Its General Partner


                                By:  /s/ Michael Pacult
                                     Mr. Michael Pacult
                                     Sole Director, Sole Shareholder,
                                     President, and Treasurer of the General
                                     Partner
Date:  November 15, 2006

                           BROMWELL FINANCIAL FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                     Page

Accountants' Review Report                                           F-2

Financial Statements

  Balance Sheets as of September 30, 2006 and December 31, 2005      F-3

  Statements of Operations for the Three and Nine Months Ended
   September 30, 2006 and 2005                                       F-4

  Statements of Partners' Equity for the Nine Months Ended
   September 30, 2006 and 2005                                       F-5

  Statements of Cash Flows for the Nine Months Ended
   September 30, 2006 and 2005                                       F-6

  Notes to Financial Statements                                   F-7 - F-13































                                      F-1


                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants


To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware


                              We have reviewed the balance sheet, including
the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of September 30, 2006 and the related statements of operations for the three and Nine months ended September 30, 2006 and 2005, and the statements of partners' equity and cash flows for the Nine months ended September 30, 2006 and 2005. These financial statements are the responsibility of the Partnership's management.

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

                              Frank L. Sassetti & Co. have previously
audited, in accordance with auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2005 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in their report dated March 1, 2006, they expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Jordan, Patke & Associates

November 15, 2006
Lincolnshire, Illinois







                                      F-2


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                    ASSETS

                                               September 30,
                                                   2006       December 31,
                                               (A Review)         2005


Cash                                            $     268      $    3,738
Accumulated reorganization expenses                33,561          24,091
Accrued Interest Receivable

                                                $  33,829      $   27,829


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Partner redemptions payable                   $  21,641      $   21,641
  Other accrued liabilities                        10,549           4,549

    Total Liabilities                              32,190          26,190


PARTNERS' CAPITAL
  Limited partners - (1.57 and 1.57 units)          1,000           1,000
  General partner - (1 unit and 1 unit)               639             639

    Total Partners' Capital                         1,639           1,639

                                                $  33,829      $   27,829


















   The accompanying notes are an integral part of the financial statements.
                                      F-3


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (A Review)

                                     Three months ended   Nine months ended
                                           Sep 30,            Sep 30,
                                       2006      2005      2006       2005

INVESTMENT AND OTHER INCOME
  Interest income                    $     -  $      -  $      -  $  1,333
  Redemption penalty                       -         -         -         -

    Total Income                           -         -         -     1,333

EXPENSES
  Commissions                              -         -         -     1,782
  Management fees                          -         -         -         -
  Continuing service fees                  -         -         -       208
  Incentive fees                           -         -         -         -
  Professional accounting and
   legal fees                              -         -         -    21,410
  Registration costs                       -         -         -         -
  Other operating and administrative
   expenses                                -         -         -         -

    Total Expenses                         -         -         -    23,400

      Net Investment Loss                  -         -         -   (22,067)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain/(loss) from trading
   futures                                 -         -         -   (99,541)
  Change in unrealized gain/(loss) on
   open commodity futures contracts        -         -         -     9,160
  Realized gain from trading options       -         -         -         -
  Realized gain from trading forward
   contracts                               -         -         -         -
  Change in unrealized gain/(loss) on
   forward contracts                       -         -         -         -
  Realized gain/(loss) on exchange
   rate fluctuation                        -         -         -         -

    Total Realized and Unrealized Gain
     (Loss) on Investments                 -         -         -   (90,381)

NET INCOME (LOSS)                         $-        $-        $- $(112,448)

NET INCOME (LOSS) -
  Limited partnership unit                $-        $-        $-  $(323.15)

  General partnership unit                $-        $-        $-  $(108.62)

(1) General partner units were outstanding and shared in net loss only for the three months and nine months ended September 30, 2005.

   The accompanying notes are an integral part of the financial statements.
                                      F-4


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (A Review)


                                                                  Total
                     Limited Partners    General Partners    Partners' Equity
                     Amount     Units    Amount     Units    Amount     Units

Balance -
 January 1, 2006    $  1,000     1.57   $   639     1.00   $  1,639     2.57

Partner additions          -        -         -        -          -        -

Partner withdrawals        -        -         -        -          -        -

Syndication costs          -        -                             -        -

Net loss                   -        -         -                   -        -

Balance -
 September 30, 2006   $1,000     1.57      $639     1.00     $1,639     2.57

Balance -
 January 1, 2005    $686,382   918.35   $26,069    34.88   $712,451   953.23

Partner additions     51,007    65.95         -        -     51,007    65.95

Partner withdrawals (627,730) (982.73)  (21,641)  (33.88) (649,371)(1,016.61)

Syndication costs          -        -         -        -          -        -

Net loss            (108,659)       -    (3,789)       -   (112,448)       -

Balance -
 September 30, 2005   $1,000     1.57      $639     1.00     $1,639     2.57



                                         2006         2005

  Value per unit                       $637.74      $637.74

  Total partnership units                 2.57         2.57







   The accompanying notes are an integral part of the financial statements.
                                      F-5


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (A Review)



                                                            2006      2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $       - $(112,448)
  Adjustments to reconcile net income (loss) to
   net cash provided by(used in) operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
      Trading Accounts                                           -   (14,881)
      Other assets (T-Notes and accrued interest)                -   362,330
      Accrued interest receivable                                -     7,252
      Accrued commissions payable                                -    (1,093)
      Management and incentive fees payable                      -   (11,627)
      Other payables and accruals                           (3,470)   (4,869)

        Net Cash Provided By (Used In)
         Operating Activities                               (3,470)  224,664

CASH FLOWS FROM FINANCING ACTIVITIES
  Partner additions                                              -    51,007
  Syndication costs                                              -   (20,178)
  Partner redemptions                                            -  (627,730)

        Net Cash Used In
         Financing Activities                                    -  (596,901)

NET DECREASE IN CASH                                        (3,470) (372,237)

CASH
  Beginning of period                                        3,738   376,856

  End of period                                          $     268 $   4,619

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                             $-        $-
  Cash                                                         268     4,619

                                                              $268    $4,619







   The accompanying notes are an integral part of the financial statements.
                                      F-6


                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2006 AND 2005
                                  (A Review)

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in July, 2000. Belmont Capital Management, Inc. (Belmont) and Michael Pacult are the general partners and commodity pool operators (CPOs) of the Fund.
The commodity trading advisor (CTA) is NuWave Investment Corporation (up to cessation of trading on January 12, 2005, Fall River Capital, LLC was the CTA, and previous to November 3, 2003, Ansbacher Investment Management, Inc. and Mangin Capital Management, Inc. were the CTAs), which has the authority to trade as much of the Fund's equity as is allocated to it by the General Partner. The Fund sells issuer direct on a best efforts basis.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2006 AND 2005
                                  (A Review)

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the Nine months ended September 30, 2006 and 2005.

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

  Fund Reopening - The Fund was closed at September 30, 2006 (See Note 8).
No trading profits or losses were recorded in the third quarter of 2006. The Fund will reopen to new funds at a time set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund in $1,000,000 and the maximum available registered interests are $7,000,000.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2006 AND 2005
                                  (A Review)

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2006 AND 2005
                                  (A Review)

4.      FEES - CONTINUED

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

  The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.

5.      RELATED PARTY TRANSACTIONS

  The Fund paid the following expenses to related parties during the Nine months ended September 30, 2006 and 2005

                                             2006      2005

  Commissions/Management Fees - Belmont    $    -     $ 634

  Commission/Continuing Service Fees -
    FIC                                    $    -     $ 207

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2006 AND 2005
                                  (A Review)

6.      TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2004 was $882,252, which equals approximately 94% of Net Asset Value. Since trading ceased, no cash is deposited in trading accounts at September 30, 2006.
  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at September 30, 2006 and December 31, 2005, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains on open commodity futures contracts at September 30, 2006 and December 31, 2005, was $0.00 and $0.00, respectively.

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

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2006 AND 2005
                                  (A Review)

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

7.      FINANCIAL HIGHLIGHTS

                                     Three months ended  Nine months ended
                                           Sep 30,            Sep 30,
                                       2006      2005      2006       2005
Performance per Unit (5)

  Net unit value, beginning of
   period                         $  569.65  $  638.78  $  637.74  $  747.40

  Performance per Unit (5)

  Net unit value, beginning of
   period                         $  637.74  $  637.74  $  637.74  $  747.40

  Net realized and unrealized
   gains/losses on commodity
   transactions                           -          -          -     (88.34)

  Investment and other income             -          -          -       1.29

  Expenses (1)                            -          -          -     (22.61)

  Net increase (decrease) for
   the period                             -          -          -    (109.66)

  Net unit value, end of period    $ 637.74   $ 637.74   $ 637.74   $ 637.74

  Net assets, end of period (000)        $2         $2         $2         $2

  Total return (3)                     0.00%      0.00%      0.00%   (14.54)%

  Ratio to average net assets (4)
  Investment and other income          0.00%      0.00%      0.00%      1.45%
  Expenses (2)                       (00.00)%   (0.00)%   (00.00)%   (27.38)%

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

                          SEPTEMBER 30, 2006 AND 2005

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


9.      SUBSEQUENT EVENTS

  Effective October 2006, we changed the auditor of the Fund from Frank L. Sassetti & Co., 6611 West North Avenue, Oak Park, Illinois 60302-1043 to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive, Suite 210, Lincolnshire, Illinois 60069.