Form 10-K
period 2006-12-31
BROMWELL FINANCIAL FUND LP
filed 2007-04-03
CIK 1093661

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the year ended  12-31-2006
OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number  333-85755

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                Delaware                               51-0387638
      State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization               Identification No.)

     505 Brookfield Drive, Dover, DE                      19901
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class      Name of each exchange on which registered
             None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes [ ] No	[X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.: None. There is no market for the Units of partnership interests and none is expected to develop. The Registrant is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005 at Registration No. 333-85755.

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-85755 are incorporated by reference to Parts I, II, III, and IV.

PART I

Item 1.  Business

On March 16, 2000, the registration statement filed by Bromwell Financial Fund, Limited Partnership, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. Offers and sales of the Fund's limited partnership interests (the "Units") at the initial price of $1,000 per Unit commenced on that date to residents of the States selected by the General Partner. As of July 11, 2000, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures. Trading commenced in July, 2000. See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

The General Partner suspended trading on January 10, 2005, and all but one limited partner has redeemed its Units. Subsequently, Michael Pacult resigned as the individual general partner, but remains the principal of the Corporate General Partner.

The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of December 31, 2006, until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA. The General Partner, in its sole discretion selects the CTA and the amount of equity assigned to the CTAs, from time to time

The trades for the Fund are selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Initially, the Fund account was traded solely by Ansbacher Investment Management, Inc., then later by both Ansbacher and Mangin Capital Management, Inc. Effective November 1, 2003, the General Partner replaced the two CTAs with a single CTA, Fall River Capital Management, Inc., which remained the sole trader throughout the year 2004, but was terminated January 10, 2005. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Partners at the office of Investor Services, 500 Park Avenue #114, Lake Villa, IL 60046. Fall River was paid a management fee of one percent (1%) of the equity assigned to it to manage plus an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the Partnership Agreement which governs the operation of the Fund, payable quarterly. NuWave will be paid a three percent (3%) annual management fee and an incentive fee of twenty percent (20%). The Fund Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference. By Form 8-K filed October 26, 2006, as amended November 2, 2006, which is incorporated herein by reference, the Fund disclosed the change of auditor from Frank L. Sassetti & Co. 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069. There were no adverse events that motivated the change in bookkeepers or auditors.

None of the purchasers of Limited Partnership Units has a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership are sent to all Limited Partners at the end of each month.

Belmont Capital Management, Inc., the corporate General Partner and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for domestic trades for a seven twelfths of one percent (7/12%) of the total value of the Fund available for trading in the Fund's account at the FCM per month [seven percent (7%) per year]. Trades made on foreign exchanges are charged directly to the Fund. Belmont is also paid a monthly management fee of one third of one percent (1/3%) of the net asset value of the Fund [four percent (4%) per year]. The independent FCM is selected by the General Partner to hold the Fund's trading equity and place the trades as directed by the CTA pursuant to a power of attorney and advisory agreement granted by the Fund. The CTA agreements are terminable at the will of the parties.

The sale of Units is regulated by Securities Act of 1933 and the Commodity Exchange Act. Once the Units are issued, the operation of the Fund is subject to regulation pursuant to the Securities and Exchange Act of 1934 and the Commodity Exchange Act. The U.S. Securities and Exchange Commission and the Securities Commissions and securities acts of the several States where its Units are offered and sold have jurisdiction over the operation of the Fund. The National Futures Association has jurisdiction over the operation of the General Partner and the Commodity Trading Advisors. This regulatory structure is not intended, nor does it, protect investors from the risks inherent in the trading of futures and options.

Item 1A.  Risk Factors

The trading of futures, options on futures and other commodities related investments is highly speculative and risky. You should make an investment in the Fund only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are discussed in the Risk Factors section of the Registration Statement, which is incorporated herein by reference.

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Form 10-K. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance is on deposit and available as margin to secure trading in futures and other commodities related products in a Fund account at the FCM selected by the General Partner. Any FCM selected by the General Partner must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTA in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, the FCM, the CTA or any of their Affiliates, directors or officers, except against Man as described below.

At any given time, Man is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of filing of this 10-K, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Fund. There have been no material, administrative, civil or criminal proceedings pending, on appeal or concluded against Man or its principals within the five years preceding the date of this 10-K, except that Man has recently been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. Man has informed the Fund that in acting as clearing broker for PAAF it was not responsible for its losses and, among other things, has brought in a number of third party defendants. Accordingly, it will deny the material allegations of the Complaint, and will otherwise vigorously defend the Litigation. Further, the outcome of the Litigation should not materially affect Man or its ability to perform as a FCM for the accounts of the Fund. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and Man's relationship to PAAF. To date, the CFTC has not brought any action against Man.

On February 20, 2007, Man settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc, CFTC Docket No. 07-04) in which Man was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at Man. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor.
Without admitting or denying the allegation, Man agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. Man also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2002 to December 31, 2006.

										Year to Date

  						2006		2005		2004		2003		2002
  Performance per Unit (5)

  Net unit value, beginning of period		$637.74		$747.41		$824.69		$908.99		$955.04

  Net realized and unrealized gains/
    losses on commodity transactions		-		(87.99)		89.50		97.66		169.37

  Investment and other income			-		1.31		15.67		2.47		6.20

  Expenses (1)					-		(22.99)		(182.45)	(184.43)	(221.62)

  Net increase (decrease) for the period	-		(109.67)	(77.28)		(84.30)		(46.05)

  Net unit value, end of period			$637.74		$637.74		$747.41		$824.69		$908.99

  Net assets, end of period (000)		$23		$25		$712		$1,037		$1,650

  Total return (3)				0.00%		-14.67%		-9.37%		-9.27%		-4.83%

  Ratio to average net assets (4)
    Investment and other income			0.00%		1.45%		2.11%		0.29%		0.60%
    Expenses (2)				0.00%		-27.38%		-20.62%		-10.16%		-10.16%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
(5)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.


The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2006 and 2005:

  								Quarters Ended

  					March 31,	June 30,	September 30,	December 31,
 					 2006		2006		2006		2006

Total Investment Gain			$             -	$             -	$             -	$             -

Net Income (Loss)			$             -	$             -	$             -	$             -

Net Income (Loss) per partnership unit	$             -	$             -	$             -	$             -

Net asset value per partnership unit
at the end of period			637.74		637.74		637.74		637.74



  					March 31,	June 30,	September 30,	December 31,
  					2005		2005		2005		2005

Total Investment Gain			$      (90,381)	$             -	$             -	$             -

Net Income (Loss)			$     (112,448)	$             -	$             -	$             -

Net Income (Loss) per partnership unit	$      (110.50)	$             -	$             -	$             -

Net asset value per partnership unit
 at the end of period			638.68		637.74		637.74		637.74


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

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. When combined with the previously described assets committed to margin, a total of up to approximately 40% of the Fund's assets may be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 60% to 90% of the Fund's assets are normally invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to the Fund, the General Partner or any affiliated entities.

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 2000 and the years 2001, 2002, 2003, 2004, 2005 and 2006 reflect the absorption of these costs by the Fund. To date, the Fund has not been profitable. See Part I for an explanation of intended future operations.

The Limited Partnership Agreement grants solely to the General Partner the right to select the CTA and to otherwise manage the operation of the Fund. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2006, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

The General Partner of the Registrant during the year 2006 was Belmont Capital Management, Incorporated, a Delaware corporation. The General Partner is registered with the National Futures Association as a commodity pool operator pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 62, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2006:

  Name			Percent Ownership
  Shira Del Pacult	62.5%

(b) As of December 31, 2006, the General Partner owned 1.00 Unit of Limited Partnership Interest, which constitutes the other 37.5% ownership.

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

Item 14.  Principal Accountant Fees and Services.

Only fees to the Principal Accountant, or Auditor, and not fees for other accounting, are required to be disclosed in this section.

(1)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2006 and 2005 were $7,975 and $11,125, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $1,650, and $0, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2006 and 2005 were $0 and $1,400, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $0, and $0, respectively.

(4)	All Other Fees

None

(5)	The Board of Directors of Belmont Capital Management, Inc., General
Partner of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

(6)	Close to 100% of the hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees. However, all work performed was supervised by a full-time permanent employee.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

 (a)	The following documents are filed as part of this report:

  1. All Financial Statements

  See Index to Financial Statements for the years ended December 31, 2006 and 2005.

  The Financial Statements begin on page F-1 of this report.

  2. Financial Statement Schedules required to be filed by Item 8 on this form, and by paragraph (b) below.

  Not applicable, not required, or included in the Financial Statements.

3. List of those Exhibits required by Item 601 of Regulation S-K (S 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-85755 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(b)	Exhibits required by Item 601 of Regulation S-K (S 229.601 of this chapter).

See response to 15(a)(3), above.

(c)	Financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including
(1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:				Bromwell Financial Fund, Limited Partnership
  					By Belmont Capital Management, Inc.
  					Its General Partner

Date:  March 30, 2007			By: /s/ Michael Pacult
					Mr. Michael P. Pacult
 					Sole Director, Sole Shareholder
 					President and Treasurer

****************************************************************************
                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


  							Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

  Statements of Assets and Liabilities			F-3

  Statements of Operations				F-4

  Statements of Changes in Net Assets			F-5

  Statements of Cash Flows				F-6

  Notes to Financial Statements			     F-7 - F-13

  Affirmation of Commodity Pool Operator		F-14

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware


We have audited the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of December 31, 2006, and the related statements of operations, changes in net assets and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bromwell Financial Fund, Limited Partnership as of December 31, 2005, were audited by other auditors whose report dated March 1, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Bromwell Financial Fund, Limited Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Bromwell Financial Fund, Limited Partnership internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bromwell Financial Fund, Limited Partnership as of December 31, 2006, and the results of its operations, its changes in net assets and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 27, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

  								December 31,
								2006		2005
Assets

  Cash								$118		$3,738
  Reimbursable reorganization costs				52,489		24,091
  Prepaid operating costs					33		-

  	Total assets						52,640		27,829

Liabilities

  Partner redemptions payable					21,641		21,641
  Accrued expenses						17,827		4,549
  Advances due to related parties				11,533		-

  	Total Liabilities					51,001		26,190

Net assets							$1,639		$1,639


Analysis of Net Assets

  Limited partners						$1,000		$1,000
  General partner						639		639

  	Net assets (equivalent to $637.74
  	 and $637.74 per share)					$1,639		$1,639


Partnership units outstanding

  Limited partners units outstanding				1.57		1.57
  General partner units outstanding				1.00		1.00

  	Total partnership units outstanding			2.57		2.57



   The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations


  								December 31,
								2006		2005

Investment income

  Interest income						$-		$1,333

  	Total investment income					-		1,333

Expenses

  Commissions expense						-		1,782
  Continuing service fee					-		207
  Professional accounting and legal fees			-		21,411

  	Total expenses						-		23,400

  	  Net investment loss					-		(22,067)

Realized and unrealized gain (loss) from investments

  Net realized (loss) from Investments				-		(99,541)

  Net increase in unrealized appreciation on Investments	-		9,160

  	Net realized and unrealized (loss) from investments	-		(90,381)

  	Net (decrease) in net assets resulting from operations	$-		$(112,448)



   The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets



  									December 31,
									2006		2005


Increase (decrease) in net assets from operations
Net investment (loss)							$-		$(22,067)
Net realized (loss) from investments					-		(99,541)
Net increase in unrealized appreciation on investments			-		9,160

	Net (decrease) in net assets resulting from operations		-		(112,448)

Capital contributions from partners					-		51,007
Distribution to partners						-		(649,371)

	Total (decrease) in net assets					-		(710,812)

Net assets at the beginning of the year					1,639		712,451

Net assets at the end of the year					$1,639		$1,639



   The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows




  								December 31,
								2006		2005

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$-		$(112,448)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Decrease in investments					-		347,449
    (Increase) in reimbursable reorganization costs		(28,398)	(24,091)
    Decrease in accrued interest receivable			-		7,252
    (Increase) in prepaid operating costs			(33)		-
    (Decrease) in accrued management and incentive fees		-		(11,627)
    Increase (decrease) in other payables and accruals		13,278		(2,930)


  	Net cash provided by (used in) operating activities	(15,153)	203,605


Cash Flows from Financing Activities

  Proceeds from the sale of units net of sales commissions	-		51,007
  Partner redemptions						-		(627,730)
  Increase in advances from related parties			11,533		-

    Net cash provided by (used in) financing activities		11,533		(576,723)

  	Net (decrease) in cash and cash equivalents		(3,620)		(373,118)

  	Cash at the beginning of the period			3,738		376,856


  	Cash at the end of the period				$118		$3,738



   The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005



1.	Nature of the Business

  Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July, 2000 to January 12, 2005. On that date, all trading was suspended and , subsequently, all limited partners but one redeemed their Units. Belmont Capital Management, Inc. (Belmont) is the general partner and commodity pool operator (CPOs) of the Fund. Concurrent with the effectiveness on April 13, 2005 of post effective amendment no. 9 to the Fund's registration statement, NuWave Investment Corporation became the Fund's commodity trading advisor ("CTA"). In the summer of 2007, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct. best efforts basis. Once the Fund sells $1,000,000 in limited partnership units and breaks escrow, it will restart active trading of futures and options on futures through NuWave as CTA.

2.	Significant Accounting Policies
  Regulation - The Fund is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund is also subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Ongoing Business Expenses, Offering Expenses and Organizational Costs - Bromwell Financial Fund, LP, has incurred $52,489 in offering costs and ongoing business expenses from the cessation of trading on January 12, 2005 through December 31, 2006. the Fund has agreed to reimburse Belmont Capital, GP, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. All costs after the resumption of business will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by Belmont and are expected to be immaterial.

  Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. The Fund remains open to new partners and incurs costs required to retain the ability to issue new units. Such costs are treated in a similar manner. Costs of recurring annual and quarterly filings with regulatory agencies will be expensed as incurred.

  Revenue Recognition - Commodity futures contracts are recorded on the trade date and are reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

  Market value of commodity futures contracts is based upon exchange or other applicable market best available closing quotations.

  Interest income is recognized when it is earned.

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2006 and 2005.

  Foreign Currency - Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

  The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                          December 31, 2006 and 2005


2.	Significant Accounting Policies, con't

  Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the fund's books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities, other than investments in securities at fiscal period end, resulting from changes in exchange rates.

  Net Income Per Unit - Net income per unit is calculated based on the weighted average number of units outstanding during the period.

  Fund Reopening - The Fund was closed as of December 31, 2006. No trading profits or losses were recorded in the year ended 2006. The Fund will reopen to new funds at a time set by the general partner, which is expected to be in February, 2007. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests are $7,000,000.

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

  If the daily net unit value of the partnership falls to less than 50% of the highest value earned through trading subsequent to the resumption of business, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests. No trading will commence until after the lapse of the fifteen day period.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                          December 31, 2006 and 2005


5.	Fees

  Effective November 1, 2005, the Fund will be charged the following fees upon the sale of the minimum and resumption of business:

  A selling commission of 6% which may be deducted from the subscription amount for sales made in those states in which the Fund is registered as a dealer.

  A management fee to the CTA of 3% (annual rate) of the equity assigned to the current CTA, paid on a monthly basis and a 20% quarterly incentive fee to the CTA on all new net profits (as defined).

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005


6.	Related Party Transactions


  The Fund has received cash advances to help pay for various costs, including operating and reorganization costs. These advances are recorded as due to related party. The advance is expected to be paid within a year from the date the Fund begins to trade or when the Fund is financially capable of repaying the advance. These amounts bear no interest or due dates and are
unsecured.   The Fund has received advances from three related parties,
Ashley Capital Management, Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company and Belmont Capital Management, Inc., The Fund's general partner. The Fund had the following advances payable to related parties at December 31, 2006 and 2005:

  							    December 31,
  							2006		2005

  Futures Investment Company				$7,500		$-
  Ashley Capital Management, Inc.			3,033		-
  Michael Pacult					1,000		-

  	Total advances payable to related parties	$11,533		$-


  The Fund has an agreement to pay commissions to two related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. Related party commissions were as follows:

 					Year ended December 31,
  					2006		2005

  Belmont Capital Management, Inc.	$-		$634
  Futures Investment Company		-		207

  Total related party expenses		$-		$841



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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005



7.	Trading Activities and Related Risks

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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net
Asset Value.   Since trading ceased, no cash is deposited in trading accounts at December 31, 2006 and 2005.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at December 31, 2006 and 2005, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at December 31, 2006 and 2005, was $0.00 and $0.00, respectively.

  Open contracts generally mature within three months and as of December 31, 2006, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005


9.	Partnership Unit Transactions

  As of December 31, 2006 and 2005 partnership units were valued at $637.74 and $637.74, respectively.

  Transactions in partnership units were as follows:

  				    Units		   Amount
  				2006	2005		2006	2005

  Limited Partner Units
    Subscriptions		-	65.95		$-	$51,007
    Redemptions			-	(982.73)	-	(627,730)
  	Total			-	(916.78)	-	(576,723)

  General Partner Units
    Subscriptions		-	-		-	-
    Redemptions			-	(33.88)		-	(21,641)
  	Total			-	(33.88)		-	(21,641)

  Total Units
    Subscriptions		-	65.95		-	51,007
    Redemptions			-	(1,016.61)	-	(649,371)
  	Total			-	(950.66)	$-	$(598,364)

10.	Operations of Fund

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

  The general partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

  Effective April 1, 2005, the general partner redeemed 33.88 units of the Fund, leaving 1 remaining general partner unit.


11.	Change of Auditor
  Effective October 2006, we changed the auditor of the Fund from Frank L. Sassetti & Co., 6611 West North Avenue, Oak Park, Illinois 60302-1043 to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive, Suite 210, Lincolnshire, Illinois 60069.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005


12.	Financial Highlights

										Year to Date

  						2006		2005		2004		2003		2002
  Performance per Unit (5)

  Net unit value, beginning of period		$637.74		$747.41		$824.69		$908.99		$955.04

  Net realized and unrealized gains/
    losses on commodity transactions		-		(87.99)		89.50		97.66		169.37

  Investment and other income			-		1.31		15.67		2.47		6.20

  Expenses (1)					-		(22.99)		(182.45)	(184.43)	(221.62)

  Net increase (decrease) for the period	-		(109.67)	(77.28)		(84.30)		(46.05)

  Net unit value, end of period			$637.74		$637.74		$747.41		$824.69		$908.99

  Net assets, end of period (000)		$23		$25		$712		$1,037		$1,650

  Total return (3)				0.00%		-14.67%		-9.37%		-9.27%		-4.83%

  Ratio to average net assets (4)
    Investment and other income			0.00%		1.45%		2.11%		0.29%		0.60%
    Expenses (2)				0.00%		-27.38%		-20.62%		-10.16%		-10.16%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
(5)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.


                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                For the Years Ended December 31, 2006 and 2005


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					March 30, 2007
  Michael Pacult					Date
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership