Form 10-Q
period 2007-03-31
BROMWELL FINANCIAL FUND LP
filed 2007-05-21
CIK 1093661

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [   ] No [X]

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) f the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes [   ] No [   ]  Not applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2007 are attached hereto and made a part hereof.

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

No sales were made since the suspension of trading as of March 31, 2007. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of March 31, 2007 until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

Results of Operations

The Fund was not operational during the first three months of 2007 nor the entire year 2006. Accordingly, there is no results of operations reported here.

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

As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner's management, including its principal executive officer and principal financial officer, Mr. Michael Pacult, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange act Rules 13a-15 or 15d-15 in the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against Man as described below.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:		Bromwell Financial Fund, Limited Partnership
  			By Belmont Capital Management, Incorporated
  			Its General Partner


  			By: /s/ Michael Pacult
  			Mr. Michael Pacult
  			Sole Director, Sole Shareholder,
			President, and Treasurer of the General Partner

Date:	May 21, 2007

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


  								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Financial Statements

  Statements of Assets and Liabilities as of March 31, 2006
   and December 31, 2006					F-3

  Statements of Operations for the Three Months Ended March
   31, 2007 and 2006
								F-4

  Statements of Changes in Net Assets for the Three Months
   Ended March 31, 2007 and 2006				F-5

  Statements of Cash Flows for the Three Months Ended March
   31, 2007 and 2006						F-6

  Notes to Financial Statements				     F-7 - F-13

  Affirmation of Commodity Pool Operator			F-14

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of March 31, 2007, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2007 and 2006. These financial statements are the responsibility of the Fund's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of December 31, 2006 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 15, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

								March 31,	December 31,
								2007		2006
								(A Review)
Assets

  Cash								$251		$118
  Reimbursable reorganization costs				52,489		52,489
  Prepaid operating costs					172		33

    Total assets						52,912		52,640

Liabilities

  Partner redemptions payable					21,641		21,641
  Accrued expenses						14,099		17,827
  Advances due to related parties				15,533		11,533

    Total Liabilities						51,273		51,001

Net assets							$1,639		$1,639


Analysis of Net Assets

  Limited partners						$1,000		$1,000
  General partner						639		639

    Net assets (equivalent to $637.74 and $637.74 per share)	$1,639		$1,639


Partnership units outstanding

  Limited partners units outstanding				1.57		1.57
  General partner units outstanding				1.00		1.00

    Total partnership units outstanding				2.57		2.57


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)


								Three Months Ended March 31,
								2007		2006

Investment income

  Interest income						$-		$-

    Total investment income					-		-

Expenses

  Commissions expense						-		-
  Continuing service fee					-		-
  Professional accounting and legal fees			-		-
  Other operating and administrative expenses			-		-

    Total expenses						-		-

      Net investment loss					-		-

Realized and unrealized gain (loss) from investments

  Net realized (loss) from Investments				-		-

  Net increase in unrealized appreciation on Investments	-		-

    Net realized and unrealized (loss) from investments		-		-

    Net (decrease) in net assets resulting from operations	$-		$-




    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)



								Three Months Ended March 31,
								2007		2006


Increase (decrease) in net assets from operations
  Net investment (loss)						$-		$-
  Net realized (loss) from investments				-		-
  Net increase in unrealized appreciation on investments	-		-

    Net (decrease) in net assets resulting from operations	-		-

  Capital contributions from partners				-		-
  Distribution to partners					-		-

    Total (decrease) in net assets				-		-

  Net assets at the beginning of the period			1,639		1,639

  Net assets at the end of the period				$1,639		$1,639









    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)


								Three Months Ended March 31,
								2007		2006

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$-		$-

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Decrease in investments					-		-
    (Increase) in reimbursable reorganization costs		-		-
    Decrease in accrued interest receivable			-		-
    (Increase) in prepaid operating costs			(139)		(175)
    (Decrease) in accrued management and incentive fees		-		-
    Increase (decrease) in other payables and accruals		(3,728)		-


      Net cash (used in) operating activities			(3,867)		(175)


Cash Flows from Financing Activities

  Proceeds from the sale of units net of sales commissions	-		-
  Partner redemptions						-		-
  Increase in advances from related parties			4,000		-

    Net cash provided by (used in) financing activities		4,000		-

      Net increase (decrease) in cash and cash equivalents	133		(175)

      Cash at the beginning of the period			118		3,738


      Cash at the end of the period				$251		$3,563






    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)


1.	Nature of the Business

  Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July, 2000 to January 12, 2005. On that date, all trading was suspended and, subsequently, all limited partners but one redeemed their Units. Belmont Capital Management, Inc. (Belmont) is the general partner and commodity pool operator (CPOs) of the Fund. Concurrent with the effectiveness on April 13, 2005 of post effective amendment no. 9 to the Fund's registration statement, NuWave Investment Corporation became the Fund's commodity trading advisor ("CTA"). In the summer of 2007, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells $1,000,000 in limited partnership units and breaks escrow, it will restart active trading of futures and options on futures through NuWave as CTA.

2.	Significant Accounting Policies
  Regulation - The Fund is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933(the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund is also subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Ongoing Business Expenses, Offering Expenses and Organizational Costs - Bromwell Financial Fund, LP, has incurred $52,489 in offering costs and ongoing business expenses from the cessation of trading on January 12, 2005 through March 31, 2007. The Fund has agreed to reimburse Belmont Capital, GP, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. All costs after the resumption of business will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by Belmont and are expected to be immaterial.

  Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Once the Fund obtains an effective date on a post effective amendment to be filed it will be open to new partners. It currently incurs costs required to retain the ability to issue new units. Such costs are treated in a similar manner. Costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

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

  Fund Reopening - The Fund was closed as of March 31, 2007. No trading profits or losses were recorded in the year ended 2006. The Fund will reopen to new funds at a time set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests are $7,000,000.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)




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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

6.	Related Party Transactions


  The Fund has received cash advances to help pay for various costs, including operating and reorganization costs. These advances are recorded as due to related party. The advance is expected to be paid within a year from the date the Fund begins to trade or when the Fund is financially capable of repaying the advance. These amounts bear no interest or due dates and are
unsecured.   The Fund has received advances from three related parties,
Ashley Capital Management, Futures Investment Company, the introducing broker and Michael Pacult, who is president of Futures Investment Company, Ashley Capital Management, Inc. and Belmont Capital Management, Inc., The Fund's general partner. The Fund had the following advances payable to related parties at March 31, 2007 and December 31, 2006:

  					March 31,	December 31,
  					2007		2006

  Futures Investment Company		$11,500		$7,500
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total advances payable to related
   parties				$15,533		$11,533


  The Fund has an agreement to pay commissions to two related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. Related party commissions were as follows:

  					Three Months Ended March 31,
 					2007		2006

  Belmont Capital Management, Inc.	$-		$-
  Futures Investment Company		-		-

  Total related party expenses		$-		$-



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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)


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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net
Asset Value.   Since trading ceased, no cash is deposited in trading accounts at March 31, 2007 and December 31, 2006.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at March 31, 2007 and December 31, 2006, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at March 31, 2007 and December 31, 2006, was $0.00 and $0.00, respectively.

  Open contracts generally mature within three months and as of March 31, 2007, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

9.	Partnership Unit Transactions

  As of March 31, 2007 and December 31, 2006 partnership units were valued at $569.65 and $569.65, respectively.

  Transactions in partnership units were as follows:

  					Units			Amount
 				 2007		2006	2007		2006

  Limited Partner Units
    Subscriptions		-		-	$-		$-
    Redemptions			-		-	-		-
      Total			-		-	-		-

  General Partner Units
    Subscriptions		-		-	-		-
    Redemptions			-		-	-		-
      Total			-		-	-		-

  Total Units
    Subscriptions		-		-	-		-
    Redemptions			-		-	-		-
      Total			-		-	$-		$-

10.	Operations of Fund

  Because the CTA selected to trade for the Fund did not perform as expected, the general partner suspended trading on January 10, 2005 and recommended to the limited partners to redeem their partnership units voluntarily. All limited partners, except for those holding 22.89 units, had requested redemption as of January 31, 2005 and were paid on February 1, 2005. The remaining unaffiliated limited partners (22.89 units) requested redemption in February 2005 and were paid on March 1, 2005. Shira Pacult invested $1,000 in the Fund as a limited partner during February, 2005.

  The general partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

  Effective April 1, 2005, the corporate general partner redeemed 33.88 units of the Fund, leaving 1 remaining general partner unit outstanding and in possession of the corporate general partner.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

11.	Financial Highlights

  							Three Months Ended March 31,
  							2007		2006
  Performance per Unit (5)

  Net unit value, beginning of period			$569.65		$637.74

  Net realized and unrealized gains/
   losses on commodity transactions			-		-

  Investment and other income				-		-

  Expenses (1)						-		(68.09)

  Net increase (decrease) for the period		-		(68.09)

  Net unit value, end of period				$569.65		$569.65

  Net assets, end of period (000)			$1		$1

  Total return (3)					0.00%		-10.68%

  Ratio to average net assets (4)
    Investment and other income				0.00%		0.00%
    Expenses (2)					0.00%		-11.28%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
(5)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult						5-21-07
  Michael Pacult						Date
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership