Form 10-K/A
period 2006-12-31
BROMWELL FINANCIAL FUND LP
filed 2007-07-03
CIK 1093661

Amendment No. 1 to FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

                               EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to its annual report on Form 10-K for the fiscal year ended December 31, 2006, originally filed April 3, 2007 (the "Annual Report"), for the purpose of making the following changes: (1) revision of financials included herein beginning on page F-1 pursuant to Item 8 herein to (a) provide three years of financial information for the statements of operations, changes in net assets, and cash flows, and (b) provide opinions by independent accountants for all periods covered by the financial statements; and, (2) revise Item 9A to identify the changes in controls and procedures that the General Partner has made. In addition, the registrant is also including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not modify or update the Fund's previously reported financial statements and other disclosures in, or exhibits to, the original filing.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements meeting the requirements of Regulation S-X are provided in this Amendment beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K was included in Item 6. Selected Financial Data of the registrant's Annual Report.

Item 9A.  Controls and Procedures.

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the General Partner of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information for the statements of operations, changes in net assets, and cash flows, and (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. To remediate the situation, Mr. Pacult has severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report. Mr. Pacult accepts total responsibility for the financial statements of the Fund and filings made with the SEC, including the Annual Report and this Amendment.

There have been no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2006 and through the date of this Amendment that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Item 15.  Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Amendment:

1. All Financial Statements

The Financial Statements begin on page F-1 of this Amendment.

2. Financial Statement Schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

Not applicable, not required, or included in the Financial Statements.

3. List of those Exhibits required by Item 601 of Regulation S-K (sec. 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-85755 previously filed with the Securities and Exchange Commission.

31.1 Certification of CEO and CFO pursuant to Section 302
32.2 Certification of CEO and CFO pursuant to Section 906

(b)	Exhibits required by Item 601 of Regulation S-K (sec. 229.601 of this chapter).

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K for the period ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

 				Registrant:	Bromwell Financial Fund, Limited
 				Partnership
 				By: Belmont Capital Management, Inc.
 				Its General Partner


Date: July 3, 2007	By: /s/ Michael Pacult
 				Mr. Michael P. Pacult
 				Sole Director, Sole Shareholder
 				President and Treasurer

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


								Page

Report of Independent Registered Public Accounting Firm		F-2

Report of Independent Registered Public Accounting Firm		F-3

Financial Statements

Statements of Assets and Liabilities				F-4

Statements of Operations					F-5

Statements of Changes in Net Assets				F-6

Statements of Cash Flows					F-7

Notes to Financial Statements					F-8 - F-14

Affirmation of Commodity Pool Operator				F-15

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

                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have audited the accompanying statement of
assets and liabilities, including the schedule of investments, of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2005, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ Frank L. Sassetti & Co.


March 1, 2006
Oak Park, Illinois


               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

							December 31,
						2006		2005
Assets

  Cash						$118		$3,738
  Reimbursable reorganization costs		52,489		24,091
  Prepaid operating costs			33		-

	Total assets				52,640		27,829

Liabilities

  Partner redemptions payable			21,641		21,641
  Accrued expenses				17,827		1,516
  Advances due to related parties		11,533		3,033

	Total Liabilities			51,001		26,190

Net assets					$1,639		$1,639


Analysis of Net Assets

  Limited partners				$1,000		$1,000
  General partner				639		639

	Net assets (equivalent to $637.74
	 and $637.74 per share)			$1,639		$1,639


Partnership units outstanding

  Limited partners units outstanding		1.57		1.57
  General partner units outstanding		1.00		1.00

	Total partnership units outstanding	2.57		2.57

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations


								Year ended December 31,
							2006		2005		2004

Investment income

  Interest income					$-		$1,333		$16,480

	Total investment income				-		1,333		16,480

Expenses

  Commissions expense					-		1,782		30,891
  Management fees					-		-		8,449
  Continuing service fee				-		207		33,897
  Incentive fees					-		-		27,290
  Professional accounting and legal fees		-		21,411		90,020
  Other operating and administrative expenses		-		-		1,375

	Total expenses					-		23,400		191,922

  	  Net investment loss				-		(22,067)	(175,442)

Realized and unrealized gain (loss) from investments

  Realized gain (loss) on trading futures		-		(99,541)	118,254
  Realized loss on exchange rate fluctuation		-		-		(2,075)
  Realized/unrealized gain on Treasury securities	-		-		15,579
  Change in unrealized gain (loss) on open commodity
   futures contracts					-		9,160		(65,162)
  Realized gain from trading forward contracts		-		-		27,794
  Change in unrealized loss on forward contracts	-		-		(29,880)

	Net realized and unrealized gain (loss)
	 from investments				-		(90,381)	64,510

	Net (decrease) in net assets resulting
	 from operations				$-		$(112,448)	$(110,932)


Net income (loss) per unit
  Limited partnership unit				$-		$(110.50)	$(108.27)
  General partnership unit				$-		$(110.50)	$30.65

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets





								Year ended December 31,
							2006		2005		2004


Increase (decrease) in net assets from operations
  Net investment (loss)					$-		$(22,067)	$(175,442)
  Net realized/unrealized gain (loss) on investments	-		(90,381)	64,510

	Net (decrease) in net assets resulting from
	 operations					-		(112,448)	(110,932)

  Capital contributions from partners			-		51,007		273,235
  Distribution to partners				-		(649,371)	(486,752)

	Total decrease in net assets			-		(710,812)	(324,449)

  Net assets at the beginning of the year		1,639		712,451		1,036,900

  Net assets at the end of the year			$1,639		$1,639		$712,451

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows




								Year ended December 31,
							2006		2005		2004

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$-		$(112,448)	$(110,932)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    (Increase) decrease in investments			-		347,449		(267,288)
    (Increase) in reimbursable reorganization costs	(28,398)	(24,091)	-
    (Increase) decrease in accrued interest receivable	-		7,252		(7,252)
    (Increase) in prepaid operating costs		(33)		-		-
    (Decrease) in accrued management and incentive fees	-		(11,627)	(7,151)
    Increase (decrease) in other payables and accruals	16,311		(2,930)		(5,653)


	Net cash provided by (used in) operating
	 activities					(12,120)	203,605		(398,276)


Cash Flows from Financing Activities

  Proceeds from the sale of units net of sales
   commissions						-		51,007		273,235
  Partner redemptions					-		(627,730)	(494,157)
  Increase in advances from related parties		8,500		-		-

    Net cash provided by (used in) financing activities	8,500		(576,723)	(220,922)

      Net (decrease) in cash and cash equivalents	(3,620)		(373,118)	(619,198)

      Cash at the beginning of the period		3,738		376,856		996,054


      Cash at the end of the period			$118		$3,738		$376,856


                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004



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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes through December 31, 2006.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


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

Fund Reopening - The Fund was closed as of December 31, 2006. No trading profits or losses were recorded in the year ended 2006. The Fund will reopen to new funds at a time set by the general partner, which is expected to be in 2008. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests are $7,000,000.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004





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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


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

							December 31,
						2006		2005

Futures Investment Company			$7,500		$-
Ashley Capital Management, Inc.			3,033		3,033
Michael Pacult					1,000		-

Total advances payable to related parties	$11,533		$3,033


The Fund has an agreement to pay commissions to two related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. Related party commissions were as follows:

						Year ended December 31,
					2006		2005		2004

Belmont Capital Management, Inc.	$-		$634		$24,713
Futures Investment Company		-		207		33,897

Total related party expenses		$-		$841		$58,610

As of December 31, 2006 and 2005, the Fund owes Belmont $21,641 for the redemption of 33.88 general partner units effective April 1, 2005. Belmont's sole stockholder is also the sole stockhoder of Ashley Capital Management, Inc. (Ashley).

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004



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

The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net Asset Value. Since trading ceased, no cash was deposited in trading accounts at December 31, 2006 and 2005.

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

The unrealized gains on open commodity futures contracts at December 31, 2006 and 2005, were $0.00 and $0.00, respectively. The unrealized losses on open commodity forward contracts at December 31, 2006 and 2005 were $0.00 and $0.00, respectively.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


9.	Partnership Unit Transactions

As of December 31, 2006, 2005 and 2004 partnership units were valued at $637.74, $637.74 and $747.41, respectively.

Transactions in partnership units were as follows:

					Units						Amount
			2006		2005		2004		2006		2005		2004

Limited Partner Units
  Subscriptions		-		65.95		348.65		$-		$51,007		$248,235
  Redemptions		-		(982.73)	(687.62)	-		(627,730)	(486,752)
	Total		-		(916.78)	(338.97)	-		(576,723)	(238,517)

General Partner Units
  Subscriptions		-		-		34.88		-		-		25,000
  Redemptions		-		(33.88)		-		-		(21,641)	-
	Total		-		(33.88)		34.88		-		(21,641)	25,000

Total Units
  Subscriptions		-		65.95		383.53		-		51,007		273,235
  Redemptions		-		(1,016.61)	(687.62)	-		(649,371)	(486,752)
	Total		-		(950.66)	(304.09)	$-		$(598,364)	$(213,517)

10.	Operations of Fund

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


11.	Financial Highlights

								   Year to Date

					2006		2005		2004		2003		2002
Performance per Unit (5)

Net unit value, beginning of period	$637.74		$747.41		$824.69		$908.99		$955.04

Net realized and unrealized gains/
 losses on commodity transactions	-		(87.99)		89.50		97.66		169.37

Investment and other income		-		1.31		15.67		2.47		6.20

Expenses (1)				-		(22.99)		(182.45)	(184.43)	(221.62)

Net increase (decrease) for the period	-		(109.67)	(77.28)
	(84.30)	(46.05)

Net unit value, end of period		$637.74		$637.74		$747.41		$824.69
	$908.99

Net assets, end of period (000)		$23		$25		$712		$1,037		$1,650

Total return (3)			0.00%		-14.67%		-9.37%		-9.27%		-4.83%

Ratio to average net assets (4)
  Investment and other income		0.00%		1.45%		2.11%		0.29%		0.60%
  Expenses (2)				0.00%		-27.38%		-20.62%		-10.16%		-10.16%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
(5)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2006, 2005 and 2004


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					July 3, 2007
Michael Pacult						Date
President, Belmont Capital Management, Inc.
General Partner
Bromwell Financial Fund, Limited Partnership