Form 10-Q
period 2007-06-30
BROMWELL FINANCIAL FUND LP
filed 2007-08-31
CIK 1093661

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2007 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Fund suspended trading on January 10, 2005. All but the General Partner and one affiliated limited partner redeemed their Units. The Fund terminated the commodity trading advisor with the view that a new trading advisor would be selected and the fund would reopen for new investment. At some time in the future, Registrant will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors its management selects.

No sales were made since the suspension of trading as of June 30, 2007. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of June 30, 2007 until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

To have the purchase price or appreciation, if any, of the Units, paid to them, partners must use the redemption feature of the Partnership. Distributions, although possible in the sole discretion of the general partner, are not expected to be made. There is no current market for the Units sold, none is expected to develop and the partnership agreement limits the ability of a limited partner to transfer the Units.

Results of Operations

The Fund's results after payment and accrual of expenses for the first six months of 2007, for financial reporting purposes was a loss of $4,743 ($1,845.52 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $0 ($0 per Unit). The Fund's restated results after payment and accrual of expenses for the first six months of 2006, for financial reporting purposes, was a loss of $645 ($250.97 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $470 ($182.88 per Unit). The Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the General Partner of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information for the statements of operations, changes in net assets, and cash flows, and (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. To remedy the situation, prior to the end of the period of this report on Form 10-Q, Mr. Pacult severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 in the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

At any given time, MF Global Inc. ("MFG") , formerly known as Man Financial, Inc. ("MFI"), is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this report, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this report that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

MFI has been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. MFI has informed the general partner that in acting as executing and clearing broker for PAAF it was not responsible for its losses, that it has denied the material allegations of the complaint, that it has brought in third party defendants (one of which has been made a primary defendant), that it will move for summary judgment and will otherwise vigorously defend the litigation. Further, the outcome of the Litigation should not materially affect MFI or its ability to perform as a clearing broker. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and MFI's relationship to PAAF. To date, the CFTC has not brought any action against the MFI.

On February 20, 2007, MFI settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc, CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former Associated Person misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

As mentioned above, the FCM has assured the Fund that neither of the above events will interfere with the ability of the FCM to perform its duties on behalf of the Fund.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Bromwell Financial Fund, Limited Partnership
				By Belmont Capital Management, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner

Date:	August 31, 2007

               Bromwell Financial Fund, Limited Partnership
                     (A Delaware Limited Partnership)

                     Index to the Financial Statements


								Page

Report of Independent Registered Public Accounting Firm		F-2

Financial Statements

Statements of Assets and Liabilities as of June 30, 2007
 and December 31, 2006						F-3

Statements of Operations for the Six Months Ended June 30,
 2007 and 2006							F-4

Statements of Changes in Net Assets for the Six Months
 Ended June 30, 2007 and 2006					F-5

Statements of Cash Flows for the Six Months Ended June
 30, 2007 and 2006						F-6

Notes to Financial Statements				  F-7 - F-14

Affirmation of Commodity Pool Operator				F-15

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of June 30, 2007, and the related statements of operations for the three months and six months ended June 30, 2007 and 2006, changes in net assets and cash flows for the six months ended June 30, 2007 and 2006 . These financial statements are the responsibility of the Fund's management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of December 31, 2006 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated August 31, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

As discussed in Note 10 to the financial statements, the three months and six months ended June 30, 2006 financial statements have been restated to correct a misstatement.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 31, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

					June 30,	December 31,
					2007		2006
					(A Review)
Assets

  Cash					$375		$118

    Total assets			375		118

Liabilities

  Partner redemptions payable		21,641		21,641
  Accrued expenses			17,827		17,827
  Advances due to related parties	16,533		11,533

    Total liabilities			56,001		51,001

Net assets				$(55,626)	$(50,883)


Analysis of Net Assets

  Limited partners			$(33,982)	$(31,084)
  General partner			(21,644)	(19,799)

Net assets (equivalent to $(21,644.36)
 and $(19,798.83) per share)		$(55,626)	$(50,883)


Partnership units outstanding

  Limited partners units outstanding	1.57		1.57
  General partner units outstanding	1.00		1.00

    Total partnership units outstanding	2.57		2.57

                                      F-3
 The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                   (A Review)

								(Restated)			(Restated)
								----------------		------------

						Three Months Ended June 30,	Six Months Ended June 30,
						2007		2006		2007		2006

Investment income

  Interest income				$-		$-		$-		$-
  Redemption penalty				-		-		-		-

    Total investment income			-		-		-		-

Expenses

  Professional accounting and legal fees	4,308		-		4,308		-
  Other operating and administrative expenses	295		470		435		645

    Total expenses				4,603		470		4,743		645

      Net investment loss			(4,603)		(470)		(4,743)		(645)

Realized and unrealized gain (loss) from investments

  Net realized (loss) from Investments		-		-		-		-
    Foreign currency transactions		-		-		-		-

  Net increase in unrealized appreciation on
   Investments					-		-		-		-

    Net realized and unrealized (loss) from
     investments				-		-		-		-

    Net (decrease) in net assets resulting
     from operations				$(4,603)	$(470)		$(4,743)	$(645)

Net income per unit
  Limited partner				$(1,791.05)	$(182.88)	$(1,845.53)	$(250.97)
  General partner				$(1,791.05)	$(182.88)	$(1,845.53)	$(250.97)

                                      F-4
The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										(Restated)
										--------------
								Six Months Ended June 30,
								2007		2006


Increase (decrease) in net assets from operations
  Net investment (loss)						$(4,743)	$(645)
  Net realized (loss) from investments				-		-
  Net increase in unrealized appreciation on investments	-		-

Net (decrease) in net assets resulting from operations		(4,743)		(645)

Capital contributions from partners				-		-
Distribution to partners					-		-
Syndication costs						-		-

Total (decrease) in net assets					(4,743)		(645)

Net assets at the beginning of the period			(50,883)	(22,452)

Net assets at the end of the period				$(55,626)	$(23,097)

                                      F-5
The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

										(Restated)
										--------------
								Six Months Ended June 30,
								2007		2006

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(4,743)	$(645)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:


  Decrease in investments					-		-
  (Increase) in reimbursable reorganization costs		-		-
  Decrease in accrued interest receivable			-		-
  (Increase) in prepaid operating costs				-		-
  (Decrease) in accrued management and incentive fees		-		-
  Increase (decrease) in other payables and accruals		-		-


    Net cash (used in) operating activities			(4,743)		(645)


Cash Flows from Financing Activities

  Proceeds from the sale of units net of sales commissions	-		-
  Partner redemptions						-		-
  Increase in advances from related parties			5,000		-

    Net cash provided by financing activities			5,000		-

      Net increase (decrease) in cash and cash equivalents	257		(645)

      Cash at the beginning of the period			118		3,738

      Cash at the end of the period				$375		$3,093

                                      F-6
The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  The Six Months Ended June 30, 2007 and 2006
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

Ongoing Business Expenses, Reorganization Expenses and Organizational Costs - Bromwell Financial Fund, LP, has incurred $56,797 in reorganization costs, including ongoing business expenses, from the cessation of trading on January 10, 2005 through June 30, 2007. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. For financial reporting purposes in conformity with U.S. GAAP, all reorganization costs since January 12, 2005 have been expensed as incurred. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The organizational costs for the Fund were expensed as incurred by Belmont and were immaterial. Consequently, as of June 30, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:


				June 30,	December 31,
				2007		2006

Net Asset Value
  Financial Reporting		$(55,626)	$(50,883)
  All Other Purposes		$1,639		$1,639

Number of Units			2.57		2.57

Net Asset Value per Unit
  Financial Reporting		$(21,644.36)	$(19,798.83)
  All Other Purposes		$637.74		$637.74


Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Costs to maintain the Fund's registration of its securities and recurring registration costs incurred since the cessation of trading on January 10, 2005 are treated as reorganization expenses and, accordingly, are accounted for as described above under "Ongoing Business Expenses, Reorganization Expenses and Organizational Costs".

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  The Six Months Ended June 30, 2007 and 2006
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

Fund Reopening - The Fund was closed as of June 30, 2007. The Fund will reopen to new funds at a time set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  The Six Months Ended June 30, 2007 and 2006
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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  The Six Months Ended June 30, 2007 and 2006
                                  (A Review)

6.	Related Party Transactions


The Fund has received cash advances to help pay for various costs, including operating and reorganization costs. These advances are recorded as due to related party. The advance is expected to be paid within a year from the date the Fund begins to trade or when the Fund is financially capable of repaying the advance. These amounts bear no interest or due dates and are
unsecured.   The Fund has received advances from three related parties,
Ashley Capital Management, Futures Investment Company, the introducing broker and Michael Pacult, who is president of Futures Investment Company, Ashley Capital Management, Inc. and Belmont Capital Management, Inc., The Fund's general partner. The Fund had the following advances payable to related parties at June 30, 2007 and December 31, 2006:

						June 30,	December 31,
						2007		2006

Futures Investment Company			$12,500		$7,500
Ashley Capital Management, Inc.			3,033		3,033
Michael Pacult					1,000		1,000

Total advances payable to related parties	$16,533		$11,533


The Fund has an agreement to pay commissions to two related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. Related party commissions were as follows:

					Six Months Ended June 30,
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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  The Six Months Ended June 30, 2007 and 2006
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

The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net
Asset Value.   Since trading ceased, no cash is deposited in trading accounts at June 30, 2007 and December 31, 2006.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at June 30, 2007 and December 31, 2006, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The unrealized gains (losses) on open commodity futures contracts at June 30, 2007 and December 31, 2006, was $0.00 and $0.00, respectively.

Open contracts generally mature within three months and as of June 30, 2007, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  The Six Months Ended June 30, 2007 and 2006
                                  (A Review)

8.	Partnership Unit Transactions

As of June 30, 2007 and June 30, 2006 partnership units were valued at $(21,644.36) and $(8,987.16), respectively.

Transactions in partnership units were as follows:

												Restated
												------------
							Units				Amount
						2007		2006		2007		2006

Limited Partner Units
  Subscriptions					-		-		$-		$-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting
   from operations for the period ended 06/30	-		-		(2,897)		(394)
    Total					-		-		(2,897)		(394)

General Partner Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting from
   operations for the period ended 06/30	-		-		(1,846)		(251)
    Total					-		-		(1,846)		(251)

Total Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting from
   operations for the period ended 06/30	-		-		(4,743)		(645)
    Total					-		-		$(4,743)	$(645)

9.	Operations of Fund

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  The Six Months Ended June 30, 2007 and 2006
                                  (A Review)

10.	Restatement and Correction of an Error

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10-Q, as amended, for the three and six month periods ended June 30, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not modify or update disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

On August 17, 2007, during the preparation of our 2007 second quarter 10-Q, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to expense as incurred the ongoing business expenses and reorganization costs incurred since the cessation of trading on January 10, 2005. The Audit Committee of our Board of Directors, composed of the sole director, owner and principal of the general partner, Mr. Michael Pacult, ratified the decision to amend our previously filed reports on August 17, 2007. These changes are for financial reporting purposes only. For all other purposes, including determining the net asset value per unit for subscription and redemption purposes, the Fund will not reimburse these costs until after the commencement of business. Accordingly, we do not believe the change is material to the limited partners of the Fund.

We are restating our previously issued financial statements in accordance with the guidance provided in SFAS 154, Accounting Changes and Error Corrections.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

						Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
						As previously					As previously
						reported	Adjustments	Restated	reported	Adjustments	Restated

Statement of Operations
Other operating and administrative expenses	$295		$175		$470		$470		$175		$645
Expenses					295		175		470		470		175		645
Net Investment (loss)				295		175		470		470		175		645
Net income per unit				(114.79)	(68.09)		(182.88)	(182.88)	(68.09)		(250.97)

Statement of Changes in Net Assets
Net Investment gain (loss)									(470)		(175)		(645)
Total decrease in net assets									(470)		(175)		(645)
Net assets at the beginning of the year								1,639		(24,091)	(22,452)
Net assets at the end of the year								1,169		(24,266)	(23,097)

Statement of Cash Flows
Net decrease in net assets resulting from
 operations											(470)		(175)		(645)
Net cash (used in) operating activities								(470)		(175)		(645)
Reorganization expenses										(175)		175		-
Net increase in cash from financing activities							$(175)		$175		$-

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  The Six Months Ended June 30, 2007 and 2006
                                  (A Review)

11.	Financial Highlights

								(Restated)			(Restated)
								--------------- 		---------------
						Three Months Ended		Six Months Ended
							June 30,			June 30,

						2007		2006		2007		2006
Performance per Unit (3)

Net unit value, beginning of period		$(19,853.31)	$(8,804.28)	$(19,798.83)	$(8,736.19)

Net realized and unrealized gains/
losses on commodity transactions		-	-	-	-

Investment and other income			-	-	-	-

Expenses					(1,791.05)	(182.88)	(1,845.53)	(250.97)

Net increase (decrease) for the period		(1,791.05)	(182.88)	(1,845.53)	(250.97)

Net unit value, end of period			$(21,644.36)	$(8,987.16)	$(21,644.36)	$(8,987.16)

Net assets, end of period (000)			$(56)		$(23)		$(56)		$(23)

Total return (1)				-7.02%		-2.08%		-9.32%		-2.87%

Ratio to average net assets (2)
Investment and other income (3)			0.00%		0.00%		0.00%		0.00%
Expenses (3)					-7.02%		-2.83%		-9.32%		-2.87%

(1)	Not annualized
(2)	Annualized for all periods
(3)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                  The Six Months Ended June 30, 2007 and 2006
                                  (A Review)

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					August 31, 2007
Michael Pacult						Date
President, Belmont Capital Management, Inc.
General Partner
Bromwell Financial Fund, Limited Partnership