Form 10-Q
period 2007-09-30
BROMWELL FINANCIAL FUND LP
filed 2007-11-19
CIK 1093661

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2007 are attached hereto and made a part hereof.

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

No sales were made since the suspension of trading as of September 30, 2007. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of September 30, 2007 until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses.
The Registrant will in the future offer Units for sale to the public until the balance of $4,474,938 in face amount of Units are sold as of September 30, 2007. Of the $7,000,000 of Units registered, $2,525,062 have been sold, have been redeemed and will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the remaining $4,474,938 in face amount of limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

Results of Operations

The Fund's results after payment and accrual of expenses for the first nine months of 2007, for financial reporting purposes was a profit (loss) of $(6,668) [$(2,594.55) per Unit], and for all other purposes, including subscriptions and redemptions, was a loss of $0 ($0 per Unit). The Fund's restated results after payment and accrual of expenses for the first nine months of 2006, for financial reporting purposes, was a loss of $(9,470) [$(3,684.82) per Unit], and for all other purposes, including subscriptions and redemptions, was a loss of $0[$0 per Unit]. The Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

As of the end of the period covered by this report, the General Partner of the Fund, under the actions of its sole principal, Mr. Michael Pacult, carried out an evaluation of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 in the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

At any given time, MF Global Inc. ("MFG"), formerly known as Man Financial Inc ("MFI"), is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this Report, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this Report that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

MFI has been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. MFI has informed the general partner that in acting as executing and clearing broker for PAAF it was not responsible for its losses, that it has denied the material allegations of the complaint, that it has brought in third party defendants (one of which has been made a primary defendant), that it will move for summary judgment and will otherwise vigorously defend the litigation. The Receiver and MFG are in active settlement discussions in an attempt to resolve the matter before trial. Further, the outcome of the Litigation should not materially affect MFG or its ability to perform as a clearing broker. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and MFG's relationship to PAAF. To date, the CFTC has not brought any action against the MFG.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Bromwell Financial Fund, Limited Partnership
By Belmont Capital Management, Incorporated
Its General Partner


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:	November 19, 2007

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


								Page

Report of Independent Registered Public Accounting Firm		F-2

Financial Statements

Statements of Assets and Liabilities as of September
30, 2007 and December 31, 2006					F-3

Statements of Operations for the Three and Nine Months
Ended September 30, 2007 and 2006				F-4

Statements of Changes in Net Assets for the Nine Months
Ended September 30, 2007 and 2006				F-5

Statements of Cash Flows for the Nine Months Ended
September 30, 2007 and 2006					F-6

Notes to Financial Statements				  F-7 - F-14

Affirmation of Commodity Pool Operator				F-15

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of September 30, 2007, and the related statements of operations for the three months and nine months ended September 30, 2007 and 2006, changes in net assets and cash flows for the nine months ended September 30, 2007 and 2006 . These financial statements are the responsibility of the Fund's management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of December 31, 2006 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated October 25, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

As discussed in Note 10 to the financial statements, the three months and nine months ended September 30, 2006 financial statements have been restated to correct a misstatement.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
November 19, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities


					September 30,	December 31,
					2007		2006
					(A Review)
Assets

  Cash					$50		$118

    Total assets			50		118

Liabilities

  Partner redemptions payable		21,641		21,641
  Accrued expenses			17,827		17,827
  Due to related parties		18,133		11,533

    Total liabilities			57,601		51,001

Net assets				$(57,551)	$(50,883)


Analysis of Net Assets

  Limited partners			$(35,157)	$(31,084)
  General partner			(22,394)	(19,799)

    Net assets (equivalent to
     $(22,393.39) and $(19,798.83)
     per share)				$(57,551)	$(50,883)


Partnership units outstanding

  Limited partners units outstanding	1.57		1.57
  General partner units outstanding	1.00		1.00

    Total partnership units outstanding	2.57	2.57

   The accompanying financial notes are an integral part of the statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

							(Restated)				(Restated)
					Three Months Ended September 30,	Nine Months Ended September 30,
					2007		2006			2007		2006

Investment income

  Interest income			$-		$-			$-		$-

    Total investment income		-		-			-		-

Expenses

  Professional accounting and
   legal fees				1,075		7,975			5,383		7,975
  Other operating and administrative
   expenses				850		850			1,285		1,495

    Total expenses			1,925		8,825			6,668		9,470

      Net investment (loss)		(1,925)		(8,825)			(6,668)		(9,470)

      Net (decrease) in net assets
       resulting from operations	$(1,925)	$(8,825)		$(6,668)	$(9,470)

Net (loss) per unit for a unit
 outstanding throughout the entire
 period
  Limited partner			$(749.03)	$(3,433.85)		$(2,594.55)	$(3,684.82)
  General partner			$(749.03)	$(3,433.85)		$(2,594.55)	$(3,684.82)

   The accompanying financial notes are an integral part of the statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										(Restated)
								Nine Months Ended September 30,
								2007		2006


(Decrease) in net assets from operations
  Net investment (loss)						$(6,668)	$(9,470)

    Net (decrease) in net assets resulting from operations	(6,668)		(9,470)

      Total (decrease) in net assets				(6,668)		(9,470)

  Net assets at the beginning of the period			(50,883)	(22,452)

  Net assets at the end of the period				$(57,551)	$(31,922)

   The accompanying financial notes are an integral part of the statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)


										(Restated)
								Nine Months Ended September 30,
								2007		2006

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(6,668)	$(9,470)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:


  Increase in accrued expenses					-		2,967

    Net cash (used in) operating activities			(6,668)		(6,503)


Cash Flows from Financing Activities

  Due to related parties					6,600		3,033

    Net cash provided by financing activities			6,600		3,033

      Net (decrease) in cash and cash equivalents		(68)		(3,470)

      Cash at the beginning of the period			118		3,738


      Cash at the end of the period				$50		$268

   The accompanying financial notes are an integral part of the statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)


1.	Nature of the Business

Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July, 2000 to January 12, 2005. On that date, all trading was suspended and, subsequently, all limited partners but one redeemed their units. Belmont Capital Management, Inc. (Belmont) is the general partner and commodity pool operator (CPOs) of the Fund. Concurrent with the effectiveness on April 13, 2005 of post effective amendment no. 9 to the Fund's registration statement, NuWave Investment Corporation became the Fund's commodity trading advisor ("CTA"). In the spring of 2008, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells $1,000,000 in limited partnership units and breaks escrow, it will restart active trading of futures and options on futures through NuWave as CTA.

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

Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles (GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $58,722 in reorganization costs from the cessation of trading on January 10, 2005 through September 30, 2007. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

Consequently, as of September 30, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

									Balance				Per Unit Calculation
								September 30,	December 31,	September 30,	December 31,
								2007		2006		2007		2006


Net Asset Value for financial reporting purposes		$(57,551)	$(50,883)	$(22,393.39)	$(19,798.83)
Adjustment for reorganization costs and other operating
 expenses							59,190		52,522		23,031.13	20,436.58
Net Asset Value for all other purposes				$1,639		$1,639		$637.74		$637.74

  Number of Units										2.57		2.57


Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Costs to maintain the Fund's registration of its securities and recurring registration costs incurred since the cessation of trading on January 10, 2005 are treated as reorganization expenses and, accordingly, are accounted for as described above under "Reorganization Costs and Operating Expenses".

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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2007 and 2006.

Foreign Currency - Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
               The Nine Months Ended September 30, 2007 and 2006
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

Fund Reopening - The Fund was closed as of September 30, 2007. The Fund will reopen to new funds at a time set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
               The Nine Months Ended September 30, 2007 and 2006
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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)

6.	Related Party Transactions


Due to related parties at September 30, 2007 and December 31, 2006 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back within a year from the date the Fund begins to trade or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of September 30, 2007 and December 31, 2006:

					September 30,	December 31,
					2007		2006

Futures Investment Company		$14,100		$7,500
Ashley Capital Management, Inc.		3,033		3,033
Michael Pacult				1,000		1,000

  Due to related parties		$18,133		$11,533


The Fund has an agreement to pay commissions to two related parties, Belmont Capital Management, the Fund's general partner, and Futures Investment Company, the introducing broker. There were no related party commissions for the nine months ended September 30, 2007 and 2006.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
               The Nine Months Ended September 30, 2007 and 2006
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

The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net
Asset Value.   Since trading ceased, no cash is deposited in trading accounts at September 30, 2007 and December 31, 2006.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held on long positions. There were no contracts held at September 30, 2007 or December 31, 2006. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

There were no unrealized gains (losses) on open commodity futures contracts at September 30, 2007 or December 31, 2006.

Open contracts generally mature within three months of period end. As of September 30, 2007 there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)

8.	Partnership Unit Transactions

As of September 30, 2007 and September 30, 2006 partnership units were valued at $(22,393.33) and $(8,987.16), respectively.

Transactions in partnership units were as follows:

										(Restated)

					Units				Amount
				2007		2006		2007		2006

Limited Partner Units
  Subscriptions			-		-		$-		$-
  Redemptions			-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the period ended 09/30	-		-		(4,073)		(5,785)
    Total			-		-		(4,073)		(5,785)

General Partner Units
  Subscriptions			-		-		-		-
  Redemptions			-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the period ended 09/30	-		-		(2,595)		(3,685)
    Total			-		-		(2,595)		(3,685)

Total Units
  Subscriptions			-		-		-		-
  Redemptions			-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the period ended 09/30	-		-		(6,668)		(9,470)
    Total			-		-		$(6,668)	$(9,470)

9.	Operations of Fund

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)

10.	Restatement and Correction of an Error

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10-Q, as amended, for the three and nine month periods ended September 30, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not modify or update disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

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

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

							Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
							As previously 					As previously
							reported	Adjustments	Restated	reported	Adjustments	Restated

Statement of Operations
  Professional accounting and legal fees		$-		$7,975		$7,975		$-		$7,975		$7,975
  Other operating and administrative expenses		-		850		850		-		1,495		1,495
  Expenses						-		8,825		8,825		-		9,470		9,470
  Net investment (loss)					-		(8,825)		(8,825)		-		(9,470)		(9,470)
  Net (loss) per unit					-		(3,433.85)	(3,433.85)	-		(3,684.82)	(3,684.82)

Statement of Changes in Net Assets
  Net investment (loss)											-		(9,470)		(9,470)
  Total (decrease) in net assets									-		(9,470)		(9,470)

  Net assets at the beginning of the year								1,639		(24,091)	(22,452)
  Net assets at the end of the year									1,639		(33,561)	(31,922)

Statement of Cash Flows
  Net (decrease) in net assets resulting from operations						-		(9,470)		(9,470)
  Adjustments to reconcile net increase (decrease)
   in net assets from operations
   to net cash (used in) operating activities:
  Accrued expenses											(3,470)		6,437		2,967
  Net cash (used in) operating activities								(3,470)		(3,033)		(6,503)
  Due to related parties										-		3,033		3,033
  Net cash provided by financing activities								-		3,033		3,033

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)

11.	Financial Highlights

							Three Months Ended		Nine Months Ended
							September 30,			September 30,

						2007		2006		2007		2006

Performance per Unit (3)

Net unit value, beginning of period		$(21,644.36)	$(8,987.16)	$(19,798.83)	$(8,736.19)

Net realized and unrealized gains
(losses) on commodity transactions		-		-		-		-

Investment and other income			-		-		-		-

Expenses					(749.03)	(3,433.85)	(2,594.55)	(3,684.82)

Net (decrease) for the period			(749.03)	(3,433.85)	(2,594.55)	(3,684.82)

Net unit value, end of period			$(22,393.39)	$(12,421.01)	$(22,393.39)	$(12,421.01)

Net assets, end of period (000)			$(58)		$(32)		$(58)		$(32)

Total return (1)				3.46%		38.21%		13.10%		42.18%

Ratio to average net assets (2)
  Investment and other income (3)		0.00%		0.00%		0.00%		0.00%
  Expenses (3)					-3.40%		-32.08%		-12.40%		-37.84%


(1)	Not annualized
(2)	Annualized for all periods
(3)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					November 19, 2007
Michael Pacult						Date
President, Belmont Capital Management, Inc.
General Partner
Bromwell Financial Fund, Limited Partnership