Form 10-K/A
period 2006-12-31
BROMWELL FINANCIAL FUND LP
filed 2008-02-06
CIK 1093661

AMENDMENT No. 2 to FORM 10-K
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

                               EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 (the "Amendment") to its annual report on Form 10-K for the year ended 2006, originally filed April 3, 2007, as amended July 3, 2007, (the "Annual Report"), to restate the Annual Report in its entirety. On August 17, 2007, Michael Pacult, as sole officer and director of the corporate general partner of the Registrant, concluded that the annual financial statements issued for the years ended 2006 and 2005, the financial statements of the intervening quarterly periods of those years, and the financial statements of the first quarter of 2007 should no longer be relied upon because of changes in the dates expenses are charged, which has resulted in substantial changes to the net loss reported for prior reporting periods. Since that date, the Registrant has not conducted any business other than to revise and update its financials in accordance with the Securities and Exchange Act of 1934. Accordingly, the 2006 and 2005 annual financial statements are being restated in this Amendment, and the quarterly financial statements as of March 31, 2007 are being restated in an amendment to the 2007 First Quarter 10-Q, to be filed separately from this Amendment.

These restatements are restated to conform to the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") Topics 5A and 5D that reflect the SEC's interpretation of the Federal securities laws for public issuers, such as the Registrant, that offering costs, such as the reorganization costs of the Registrant incurred since the cessation of trading on January 10, 2005, be expensed as incurred as a reduction to partnership capital rather than be deferred and charged after the re-commencement of business. As a result, for financial reporting purposes in conformity with General Accepted Accounting Principles, all costs that were previously deferred since January 10, 2005 have been expensed as incurred. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the reorganization costs until after the commencement of business.

The Registrant previously amended its Annual Report to reflect changes in its financial statements and to report an update to its financial controls and procedures. This Amendment replaces the Annual Report for the year ended December 31, 2006, as previously amended, in its entirety, including exhibits; however, it does not update the disclosures as of a date later than the report period, unless otherwise noted.

Documents Incorporated by Reference

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

The General Partner suspended trading on January 10, 2005, and all but one affiliated limited partner has redeemed its Units. Subsequently, Michael Pacult resigned as the individual general partner, but remains the principal of the Corporate General Partner.

The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of December 31, 2006, until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA. The General Partner, in its sole discretion selects the CTA and the amount of equity assigned to the CTAs, from time to time.

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

Item 1A.  Risk Factors

The trading of futures, options on futures and other commodities related investments is highly speculative and risky. You should make an investment in the Fund only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are discussed in the Risk Factors section of the Prospectus contained in the Registration Statement, which is incorporated herein by reference.

You should carefully consider all the information we have included or incorporated by reference in this Amendment and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Amendment. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance is on deposit and available as margin to secure trading in futures and other commodities related products in a Fund account at MF Global Inc., the FCM selected by the General Partner. Any FCM selected by the General Partner must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the CTA in the commodity markets.

Item 3.  Legal Proceedings

The following disclosures have been updated to be current as of the date of this Amendment:

There have been no legal proceedings against the Fund, its Managing Member, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

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

Item 4.  Submission of Matters to a Vote of Security Holders

The General Partner makes all day to day decisions regarding the operation of the Fund. The Limited Partners have not exercised any right to vote their Units and there have been no matters which would cause the Fund to conduct a vote of the Limited Partners. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Fund. All of their voting rights, as defined in the Limited Partnership Agreement, are limited to the selection of the General Partner, amendments to the Limited Partnership Agreement, and other similar decisions.

                                    PART II

Item 5. Market for Registrant's Limited Partnership Units, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Fund desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Limited Partnership Agreement, subject to certain exceptions upon the death of a Limited Partner, requires a Limited Partner to obtain the approval of the General Partner prior to the transfer of any Units. Accordingly, there is no trading market for the Fund Units and none is likely to develop. The Limited Partners must rely upon the right of Redemption provided in the Limited Partnership Agreement to liquidate their interest.

The Fund has fewer than 300 holders of its securities. Limited Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Fund. The General Partner has sole discretion in determining what distributions, if any, the Fund will make to the Limited Partners. The Fund has not made any distributions as of the date hereof. The Fund has no securities authorized for issuance under equity compensation plans. See the Limited Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the right of redemption provided to Limited Partners.

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Limited Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a Limited Partner's capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, 2002 to December 31, 2006. For a reconciliation of the below amounts for the years ended 2006 and 2005 with the amounts presented in prior financials, please see page F-13 of the attached financials, Note 10, "Restatement and Correction of Error."

									Year to Date
						Restated
					-------------------------------
					2006		2005		2004		2003		2002
Performance per unit (5)

Net unit value, beginning of period	$(8,736.19)	$747.41		$824.69		$908.99		$955.04

Net realized and unrealized gains/
(losses) on commodity transactions	-		(8,996.23)	89.50		97.66		169.37

Investment and other income		-		14.07		15.67		2.47		6.20

Expenses (1)				(11,062.64)	(501.44)	(182.45)	(184.43)	(221.62)

Net (decrease) for the period		(11,062.64)	(9,483.60)	(77.28)		(84.30)
	(46.05)

Net unit value, end of period		$(19,798.83)	$(8,736.19)	$747.41		$824.69		$908.99

Net assets, end of period (000)		$(51)		$(22)		$712		$1,037		$1,650

Total return (3)			88.48%		1187.81%	-9.37%		-9.27%		-4.83%

Ratio to average net assets (4)
Investment and other income		0.00%		-11.60%		2.11%		0.29%		0.60%
Expenses (2)				88.48%		397.64%		-20.62%		-10.16%		-10.16%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
(5)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.


The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2006 and 2005, and reconciles the amounts given with those previously reported in the financial statements of the Registrant.

										Quarters Ended

							March 31, 2006					June 30, 2006
					As previously 					As previously
					reported	Adjustments	Restated	reported	Adjustments	Restated

Total investment gain			$ -		$ -		$ -		$ -		$ -		$  -
Net income (loss)			(175)		-		(175)		(295)		(175)		(470)
Net income (loss) per limited
 partnership unit			(68.09)		-		(68.09)		(114.79)	(68.09)		(182.88)
Net income (loss) per general
 partnership unit			(68.09)		-		(68.09)		(114.79)	(68.09)		(182.88)

Accumulated reorganization costs	24,091		(24,091)	-		24,266		(24,266)	-

Net asset value per partnership unit
 at the end of period			$  569.65	$ (9,373.93)	$ (8,804.28)	$ 454.86	$ (9,442.02)	$ (8,987.16)


										Quarters Ended

							September 30, 2006				December 31, 2006
					As previously 					As previously
					reported	Adjustments	Restated	reported	Adjustments	Restated
Total investment gain			$  -		$ -		$  -		$  -		$  -	$  -
Net income (loss)			-		(8,825)		(8,825)		-		(18,961)	(18,961)
Net income (loss) per limited
 partnership unit			-		(3,433.85)	(3,433.85)	-		(7,377.82)	(7,377.82)
Net income (loss) per general
 partnership unit			-		(3,433.85)	(3,433.85)	-		(7,377.82)	(7,377.82)

Accumulated reorganization costs	33,561		(33,561)	-		52,489		(52,489)	-

Net asset value per partnership unit
 at the end of period			$ 637.74	$ (13,058.75)	$ (12,421.01)	$  637.74	$  (20,436.57)	$ (19,798.83)


										Quarters Ended

							March 31, 2005					June 30, 2005
					As previously 					As previously
					reported	Adjustments	Restated	reported	Adjustments	Restated

Total investment gain			$  1,333	$ -		$ 1,333		$ -		$ -		$  -
Net income (loss)			(112,448)	-		(112,448)	-		(20,178)	(20,178)
Net income (loss) per limited
 partnership unit			(323.15)	-		(323.15)	-		(7,851.36)	(7,851.36)
Net income (loss) per general
 partnership unit			(108.62)	-		(108.62)	-		(7,851.36)	(7,851.36)

Accumulated reorganization costs	-		-		-		20,178		(20,178)	-

Net asset value per partnership unit
 at the end of period			$ 638.68	$ -		$ 638.68	$  638.78	$ (7,852.40)	$ (7,213.62)


										Quarters Ended

							September 30, 2005				December 31, 2005
					As previously 					As previously
					reported	Adjustments	Restated	reported	Adjustments	Restated
Total investment gain			$  -		$ -		$  -		$  -		$  -		$  -
Net income (loss)			-		-		-		-		(3,913)		(3,913)
Net income (loss) per limited
 partnership unit			-		-		-		-		(1,522.57)	(1,522.57)
Net income (loss) per general
 partnership unit			-		-		-		-		(1,522.57)	(1,522.57)

Accumulated reorganization costs	20,178		(20,178)	-		24,091		(24,091)	-

Net asset value per partnership unit
 at the end of period			$ 637.74	$ (7,851.36)	$ (7,213.62)	$ 637.74	$  (9,373.93)	$ (8,736.19)

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The Fund's restated results after payment and accrual of expenses for the year 2006, for financial reporting purposes, was a loss of $28,431 ($11,062.65 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $0 ($0 per Unit). The Fund's restated results after payment and accrual of expenses for the year 2005, for financial reporting purposes, was a loss of $136,539 ($1,441.65 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $112,448 ($110.50 per Unit). In its Annual Report, the Fund had deferred its reorganization costs and did not report results (i.e., profit or loss) for the years 2006 and 2005. Losses are now reported for these periods because reorganization costs have been expensed. The Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The securities of the Fund are not traded and no market for the Fund securities is expected to develop. The Fund is engaged in the speculative trading of futures and options on futures. The risks are fully explained in the Fund prospectus delivered to each prospective Limited Partner prior to their investment.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2006, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Amendment beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Registrant has adopted procedures in connection with the operation of its business including, but not limited to, the review of account statements sent to the general partner before the open of business each day that disclose the positions held overnight in the Fund accounts, the margin to hold those positions, and the amount of profit or loss on each position, and the net balance of equity available in each account. The Fund brokerage account statements and financial books and records accounts are prepared by an independent CPA Firm and then are reviewed each quarter and audited each year by a different independent CPA firm.

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the General Partner of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information and inception to date for the statements of operations, changes in net assets, and cash flows, and (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. To remedy the situation, Mr. Pacult has severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report. Mr. Pacult accepts total responsibility for the financial statements of the Fund and filings made with the SEC, including the Annual Report and this Amendment.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There have been no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2006 and through the date of this Amendment that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Amendment. As described previously, upon reopening of the Fund, the General Partner will be paid fixed brokerage commissions of seven percent (7%) per year and a management fee of four percent (4%) per year, each payable monthly, to cover the cost of the domestic trades entered by the CTA. The corporate General Partner retains the difference, if any, between the cost to enter the trades and the seven percent (7%).

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2006:

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

3. List of those Exhibits required by Item 601 of Regulation S-K (Sec
229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-85755 previously filed with the Securities and Exchange Commission.

  31.1 Certification of CEO and CFO pursuant to Section 302
  32.2 Certification of CEO and CFO pursuant to Section 906

(b)	Exhibits required by Item 601 of Regulation S-K (Sec 229.601 of this chapter).

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K for the period ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Bromwell Financial Fund, Limited Partnership
By Belmont Capital Management, Inc.
Its General Partner


By:  /s/ Michael Pacult
Mr. Michael P. Pacult
Sole Director, Sole Shareholder
President and Treasurer

Date:  February 5, 2008

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


Page

Reports of Independent Registered Public Accounting Firms	F-2

Financial Statements

Statements of Assets and Liabilities				F-4

Statements of Operations					F-5

Statements of Changes in Net Assets				F-6

Statements of Cash Flows					F-7

Notes to Financial Statements				  F-8 - F-15

Affirmation of Commodity Pool Operator				F-16

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

           Reports of Independent Registered Public Accounting Firms



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

As discussed in Note 10 to the financial statements, the 2006 financial statements have been restated to correct a misstatement.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
October 25, 2007


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


/s/ Frank L. Sassetti & Co.

March 1, 2006, except for the effects of the restatement described in Note 10 to the financial statements as to which the date is October 30, 2007
Oak Park, Illinois

               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

								Restated
							----------------------------
							December 31,
							2006		2005
Assets


  Cash							$118		$3,738

    Total assets					118		3,738

Liabilities

  Partner redemptions payable				21,641		21,641
  Other accrued liabilities				17,827		1,516
  Due to related parties				11,533		3,033

    Total Liabilities					51,001		26,190

Net assets						$(50,883)	$(22,452)


Analysis of Net Assets

  Limited partners					$(31,084)	$(13,716)
  General partner					(19,799)	(8,736)

    Net assets (equivalent to $(19,798.83)
     and $(8,736.19) per share)				$(50,883)	$(22,452)


Partnership units outstanding

  Limited partners units outstanding			1.57		1.57
  General partner units outstanding			1.00		1.00

    Total partnership units outstanding			2.57		2.57

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations


									Restated
								-----------------------------
									Year ended December 31,
								2006		2005		2004

Investment income

  Interest income						$-		$1,333		$16,480

    Total investment income					-		1,333		16,480

Expenses

  Commissions expense						-		1,782		30,891
  Management fees						-		-		8,449
  Continuing service fee					-		207		33,897
  Incentive fees						-		-		27,290
  Professional accounting and legal fees			26,903		43,998		90,020
  Other operating and administrative expenses			1,528		1,504		1,375

    Total expenses						28,431		47,491		191,922

      Net investment (loss)					(28,431)	(46,158)	(175,442)

Realized and unrealized gain (loss) from investments

  Net realized gain (loss) on trading futures			-		(99,541)	118,254
  Realized (loss) on exchange rate fluctuation			-		-		(2,075)
  Realized/unrealized gain on treasury securities		-		-		15,579
  Net increase (decrease) in unrealized appreciation
   on investments						-		9,160		(65,162)
  Realized gain from trading forward contracts			-		-		27,794
  Change in unrealized (loss) on forward contracts		-		-		(29,880)

    Net realized and unrealized gain (loss) from investments	-		(90,381)	64,510

    Net (decrease) in net assets resulting from operations	$(28,431)	$(136,539)	$(110,932)

Net income per unit
  Limited partner						(11,062.65)	(1,441.65)	(108.27)
  General partner						(11,062.65)	(1,441.65)	30.65

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets



									Restated
								-----------------------------
									Year ended December 31,
								2006		2005		2004


Increase (decrease) in net assets from operations
  Net investment (loss)						$(28,431)	$(46,158)	$(175,442)
  Net realized gain (loss) from investments			-		(99,541)	159,552
  Net increase (decrease) in unrealized appreciation
   on investments						-		9,160		(95,042)

    Net (decrease) in net assets resulting from operations	(28,431)	(136,539)	(110,932)

  Capital contributions from partners				-		51,007		273,235
  Distribution to partners					-		(649,371)	(486,752)

    Total (decrease) in net assets				(28,431)	(734,903)	(324,449)

  Net assets at the beginning of the year			(22,452)	712,451		1,036,900

  Net assets at the end of the year				$(50,883)	$(22,452)	$712,451


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows




									Restated
								-----------------------------
									Year ended December 31,
								2006		2005		2004


Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(28,431)	$(136,539)	$(110,932)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  (Increase) decrease in investments				-		347,449		(267,288)
  (Increase) decrease in accrued interest receivable		-		7,252		(7,252)
  (Decrease) in accrued management and incentive fees		-		(11,627)	(7,151)
  Increase (decrease) in other payables and accruals		16,311		(2,930)		(5,653)


    Net cash provided by (used in) operating activities		(12,120)	203,605		(398,276)


Cash Flows from Financing Activities

  Proceeds from the sale of units net of sales commissions	-		51,007		273,235
  Partner redemptions						-		(627,730)	(494,157)
  Increase in due to related parties				8,500		-		-

    Net cash provided by (used in) financing activities		8,500		(576,723)	(220,922)

      Net (decrease) in cash and cash equivalents		(3,620)		(373,118)	(619,198)

      Cash at the beginning of the year				3,738		376,856		996,054


      Cash at the end of the year				$118		$3,738		$376,856


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004



1.	Nature of the Business

Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July 2000 to January 10, 2005. On that date, all trading was suspended and, subsequently, all limited partners, except an affiliate of the general partner, redeemed their Units. Belmont Capital Management, Inc. (Belmont) is the general partner and commodity pool operator
(CPOs) of the Fund. Concurrent with the effectiveness on April 13, 2005 of post effective amendment no. 9 to the Fund's registration statement, NuWave Investment Corporation became the Fund's commodity trading advisor ("CTA").
In the fall of 2007, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells $1,000,000 in limited partnership units, it will restart active trading of futures and options on futures through NuWave as CTA.

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

Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles (GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $52,489 in reorganization costs from the cessation of trading on January 10, 2005 through December 31, 2006. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

Consequently, as of December 31, 2006 and 2005, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										Balance			Per Unit Calculation
									2006		2005		2006		2005

Net Asset Value for financial reporting purposes			$(50,883)	$(22,452)	$(19,798.83)	$(8,736.19)
  Adjustment for reorganization costs and other operating expenses	52,522		24,091		20,436.57	9,373.93
Net Asset Value for all other purposes					$1,639		$1,639		$637.74		$637.74

    Number of Units											2.57		2.57

Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Costs to maintain the Fund's registration of its securities and recurring registration costs incurred since the cessation of trading on January 10, 2005 are treated as reorganization expenses and, accordingly, are accounted for as described above under "Ongoing Business Expenses, Accumulated Reorganization Expenses and Organizational Costs".

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

Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the general partner no less than ten business days prior to a month end. Redemptions are generally paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. There are no fees for redemption.

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


Due to related parties at December 31, 2006 and 2005 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back within a year from the date the Fund begins to trade or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of December 31, 2006 and 2005:

						December 31,
					2006		2005

Futures Investment Company		$7,500		$-
Ashley Capital Management, Inc.		3,033		3,033
Michael Pacult				1,000		-

  Total due to related parties		$11,533		$3,033


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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


8.	Partnership Unit Transactions

As of December 31, 2006, 2005 and 2004 partnership units were valued at $(19,798.83), $(8,736.19) and $747.40, respectively.

Transactions in partnership units were as follows:

												Restated
												---------------
						Units						Amount
				2006		2005		2004		2006		2005		2004

Limited Partner Units
  Subscriptions			-		65.95		348.65		$-		$51,007		$264,856
  Redemptions			-		(982.73)	(687.62)	-		(627,730)	(486,752)
  Syndication costs		-		-		-		-		-		(16,621)
  Net income for the year
   ended 12/31			-		-		-		(17,368)	(83,411)	(112,001)
    Total			-		(916.78)	(338.97)	(17,368)	(660,134)	(350,518)

General Partner Units
  Subscriptions			-		-		34.88		-		-		25,000
  Redemptions			-		(33.88)				-		(21,641)	-
  Syndication costs		-		-		-		-		-		-
  Net income for the year
   ended 12/31			-		-		-		(11,063)	(53,128)	1,069
    Total			-		(33.88)		34.88		(11,063)	(74,769)	26,069

Total Units
  Subscriptions			-		65.95		383.53		-		51,007		289,856
  Redemptions			-		(1,016.61)	(687.62)	-		(649,371)	(486,752)
  Syndication costs		-		-		-		-		-		(16,621)
  Net income for the year
   ended 12/31			-		-		-		(28,431)	(136,539)	(110,932)
    Total			-		(950.66)	(304.09)	$(28,431)	$(734,903)	$(324,449)

9.	Operations of Fund

Because the CTA selected to trade for the Fund did not perform as expected, the general partner suspended trading on January 10, 2005 and recommended to the limited partners to redeem their partnership units voluntarily. All limited unit holders, except for 22.89 units had requested redemption as of January 31, 2005 and were paid on February 1, 2005. The remaining unaffiliated limited unit holders (22.89 units) requested redemption in February 2005 and were paid on March 1, 2005. Shira Pacult, an affiliate of the general partner, invested $1,000 in the Fund as a limited unit holder during February, 2005.

The general partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

Effective April 1, 2005, the general partner redeemed 33.88 units of the Fund, leaving 1 remaining general partner unit.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


10.	Restatement and Correction of Error

We have restated the Fund's financial statements and other financial information contained in our Annual Report on Form 10-K, as amended, for the years ended December 31, 2006 and 2005 to correct our accounting for the treatment of reorganization costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not reflect events occurring after December 31, 2006, the date of the information contained in our original Form 10-K, nor modify or update those disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

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

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

						Year Ended December 31, 2006			Year Ended December 31, 2005
						As previously 					As previously
						reported	Adjustments	Restated	reported	Adjustments	Restated

Statement of Assets and Liabilities
  Accumulated reorganization costs		$52,489		$(52,489)	$-		$24,091		$(24,091)	$-
  Prepaid operating costs and other		33		(33)		-		-		-		-
    Total Assets				52,640		(52,522)	118		27,829		(24,091)	3,738
  Limited partners				1,000		(32,084)	(31,084)	1,000		(14,716)	(13,716)
  General partners				639		(20,438)	(19,799)	639		(9,375)		(8,736)
    Net Assets					1,639		(52,522)	(50,883)	1,639		(24,091)	(22,452)
  NAV Per Unit					637.74		(20,436.57)	(19,798.83)	637.74		(9,373.93)	(8,736.19)

Statement of Operations
  Professional accounting and legal fees	-		(26,903)	(26,903)	(21,411)	(22,587)	(43,998)
  Other operating and administrative expenses	-		(1,528)		(1,528)		-		(1,504)		(1,504)
    Expenses					-		(28,431)	(28,431)	(23,400)	(24,091)	(47,491)
  Net investment (loss)				-		(28,431)	(28,431)	(112,448)	(24,091)	(136,539)
  Net (loss) per unit				-		(11,062.65)	(11,062.65)	(110.50)	(1,331.15)	(1,441.65)

Statement of Changes in Net Assets
  Net investment (loss)				-		(28,431)	(28,431)	(22,067)	(24,091)	(46,158)
    Net (decrease) in net assets from
     operations					-		(28,431)	(28,431)	(112,448)	(24,091)	(136,539)
  Total (decrease) in net assets		-		(28,431)	(28,431)	(710,812)	(24,091)	(734,903)
  Net assets at the beginning of the year	1,639		(24,091)	(22,452)	712,451		-		712,451
  Net assets at the end of the year		1,639		(52,522)	(50,883)	1,639		(24,091)	(22,452)

Statement of Cash Flows
  Net (decrease) in net assets resulting from
   operations					-		(28,431)	(28,431)	(112,448)	(24,091)	(136,539)
  (Increase) in reimbursable reorganization
   costs					(28,398)	28,398		-		(24,091)	24,091		-
  (Increase) in prepaid operating expenses	$(33)		$33		$-		$-		$-		$-

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


11.	Financial Highlights

									Year to Date
						Restated
					-------------------------------
					2006		2005		2004		2003		2002
Performance per unit (5)

Net unit value, beginning of period	$(8,736.19)	$747.41		$824.69		$908.99		$955.04

Net realized and unrealized gains/
(losses) on commodity transactions	-		(8,996.23)	89.50		97.66		169.37

Investment and other income		-		14.07		15.67		2.47		6.20

Expenses (1)				(11,062.64)	(501.44)	(182.45)	(184.43)	(221.62)

Net (decrease) for the period		(11,062.64)	(9,483.60)	(77.28)		(84.30)
	(46.05)

Net unit value, end of period		$(19,798.83)	$(8,736.19)	$747.41		$824.69		$908.99

Net assets, end of period (000)		$(51)		$(22)		$712		$1,037		$1,650

Total return (3)			88.48%		1187.81%	-9.37%		-9.27%		-4.83%

Ratio to average net assets (4)
Investment and other income		0.00%		-11.60%		2.11%		0.29%		0.60%
Expenses (2)				88.48%		397.64%		-20.62%		-10.16%		-10.16%

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
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

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2006, 2005 and 2004


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult 					February 5, 2008
Michael Pacult						Date
President, Belmont Capital Management, Inc.
General Partner
Bromwell Financial Fund, Limited Partnership