Form 10-Q/A
period 2007-03-31
BROMWELL FINANCIAL FUND LP
filed 2008-02-08
CIK 1093661

AMENDMENT No. 1 to FORM 10-Q
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Not Applicable

                               EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 (the "Amendment") to its quarterly report on Form 10-Q for the quarter ended March 31, 2007, originally filed May 21, 2007 (the "Quarterly Report"), to restate the Quarterly Report in its entirety. On August 17, 2007, Michael Pacult, as sole officer and director of the corporate general partner of the Registrant, concluded that the annual financial statements issued for the years ended 2006 and 2005, the financial statements of the intervening quarterly periods of those years, and the financial statements of the first quarter of 2007 should no longer be relied upon because of changes in the dates expenses are charged, which has resulted in substantial changes to the net loss reported for prior reporting periods. Since that date, the Registrant has not conducted any business other than to revise and update its financials in accordance with the Securities and Exchange Act of 1934. Accordingly, the quarterly financial statements as of March 31, 2007 are being restated in this Amendment, and the 2006 and 2005 financial statements are being restated in an amendment to the Form 10-K, to be filed separately from this Amendment.

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

As of March 31, 2007, no sales to non-affiliates were made since the suspension of trading. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of March 31, 2007 until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

Results of Operations

The Fund's restated results after payment and accrual of expenses for the first three months of 2007, for financial reporting purposes was a loss of $140 ($54.47 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $0 ($0 per Unit). The Fund's restated results after payment and accrual of expenses for the first three months of 2006, for financial reporting purposes, was a loss of $175 ($68.09 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $0 ($0 per Unit). In its first quarter 2006 10-Q, the Fund had deferred its reorganization costs and reported that it had no results (i.e., no profit or loss). Losses are now reported for this period because reorganization costs have been expensed. The Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the General Partner of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. Prior to filing the Quarterly Report, in May, 2007, management was informed by the SEC that the financials in the Annual Report did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information for the statements of operations, changes in net assets, and cash flows; and, (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. Mr. Pacult become aware of the problem after the period covered by the Quarterly Report, but prior to the filing of the Quarterly Report. Accordingly, while the disclosure controls and procedures were not effective as of the period covered by the Quarterly Report, Mr. Pacult caused sufficient additional review of the Quarterly Report prior to filing to be reasonably certain that it did not contain similar errors or issues as appeared in the Annual Report. To remedy the situation, prior to the filing of this Amendment, Mr. Pacult severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report.

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

Statements of Assets and Liabilities as of March 31, 2007
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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of March 31, 2007, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2007 and 2006. These financial statements are the responsibility of the Fund's management.

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

As discussed in Note 10 to the financial statements, the three months ended March 31, 2007 and 2006 financial statements have been restated to correct a misstatement.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
October 25, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

							(Restated)
							---------------
							March 31,	December 31,
							2007		2006
							(A Review)
Assets

  Cash							$251 		$118

    Total assets					251 		118

Liabilities

  Partner redemptions payable				21,641 		21,641
  Accrued expenses					14,100 		17,827
  Due to related parties				15,533 		11,533

    Total liabilities					51,274 		51,001

Net assets						$(51,023)	$(50,883)


Analysis of Net Assets

  Limited partners 					$(31,169)	$(31,084)
  General partner					(19,854)	(19,799)

Net assets (equivalent to $(19,853.31)
 and $(19,798.83) per share)				$(51,023)	$(50,883)


Partnership units outstanding

  Limited partners units outstanding			1.57 		1.57
  General partner units outstanding			1.00 		1.00

    Total partnership units outstanding			2.57 		2.57

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

							(Restated)
						-------------------------------
						Three Months Ended March 31,
						2007		2006

Investment income

  Interest income				$-   		$-

    Total investment income			-   		-

Expenses

  Other operating and administrative expenses	140 		175

    Total expenses				140 		175

      Net investment (loss)			(140)		(175)

        Net (decrease) in net assets resulting
         from operations			$(140)		$(175)

Net income per unit
  Limited partner				(54.47)		(68.09)
  General partner				(54.47)		(68.09)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)


								(Restated)
							-------------------------------
							Three Months Ended March 31,
							2007		2006


(Decrease) in net assets from operations
  Net investment (loss)					$(140)		$(175)

    Net (decrease) in net assets resulting from
     operations						(140)		(175)

      Total (decrease) in net assets			(140)		(175)

  Net assets at the beginning of the period		(50,883)	(22,452)

  Net assets at the end of the period			$(51,023)	$(22,627)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

								(Restated)
							-------------------------------
							Three Months Ended March 31,
							2007		2006

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$(140)		$(175)

Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) operating activities:


  (Decrease) in other payables and accruals		(3,727)		-


  Net cash (used in) operating activities		(3,867)		(175)


Cash Flows from Financing Activities

  Increase in due to related parties			4,000 		-

    Net cash provided by financing activities		4,000 		-

      Net increase (decrease) in cash and cash
       equivalents					133 		(175)

      Cash at the beginning of the period		118 		3,738


      Cash at the end of the period			$251 		$3,563


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)


1.	Nature of the Business

Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July 2000 to January 10, 2005. On that date, all trading was suspended and, subsequently, all limited partners except an affiliate of the general partner redeemed their units. Belmont Capital Management, Inc. (Belmont) is the general partner and commodity pool operator
(CPOs) of the Fund. Concurrent with the effectiveness on April 13, 2005 of post effective amendment no. 9 to the Fund's registration statement, NuWave Investment Corporation became the Fund's commodity trading advisor ("CTA").
In the fall of 2007, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells $1,000,000 in limited partnership units, it will restart active trading of futures and options on futures through NuWave as CTA.

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

Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles (GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $52,489 in reorganization costs from the cessation of trading on January 10, 2005 through March 31, 2007. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

Consequently, as of March 31, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

								Balance				Per Unit Calculation
							March 31,	December 31,	March 31,	December 31,
							2007		2007		2007		2007

Net Asset Value for financial reporting purposes	$(51,023)	$(50,883)	$(19,853.31)	$(19,798.83)
Adjustment for reorganization costs and other
 operating expenses					52,662 		52,522 		20,491.05 	20,436.57
Net Asset Value for all other purposes			$1,639 		$1,639 		$637.74 	$637.74

  Number of Units									2.57 		2.57

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


Due to related parties at March 31, 2007 and December 31, 2006 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back within a year from the date the Fund begins to trade or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of March 31, 2007 and December 31, 2006:

					March 31,	December 31,
					2007		2006

Futures Investment Company		$11,500 	$7,500
Ashley Capital Management, Inc.		3,033 		3,033
Michael Pacult				1,000 		1,000

  Total to related parties		$15,533 	$11,533


The Fund has an agreement to pay commissions to two related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. There were no related party commissions for the three months ended March 31, 2007 or March 31, 2006.


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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

8.	Partnership Unit Transactions

As of March 31, 2007 and March 31, 2006 partnership units were valued at $(19,853.31) and $(8,804.28), respectively.

Transactions in partnership units were as follows:

													(Restated)
												----------------------------
									Units				Amount
								2007		2006		2007		2006

Limited Partner Units
  Subscriptions							-   		-   		$-   		$-
  Redemptions							-   		-   		-   		-
  Net (decrease) in net assets resulting from operations
   for the period ended 03/31					-   		-   		(86)		(107)
    Total							-   		-   		(86)		(107)

General Partner Units
  Subscriptions							-   		-   		-   		-
  Redemptions							-   		-   		-   		-
  Net decrease in net assets resulting from operations for
   the period ended 03/31					-   		-   		(54)		(68)
    Total							-   		-   		(54)		(68)

Total Units
  Subscriptions							-   		-   		-   		-
  Redemptions							-   		-   		-   		-
  Net decrease in net assets resulting from operations for
   the period ended 03/31					-   		-   		(140)		(175)
    Total							-   		-   		$(140)		$(175)

9.	Operations of Fund

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

10.	Restatement and Correction of Error

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10-Q, as amended, for the period ended March 31, 2007 and March 31, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not modify or update disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

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

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

						Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
						As previously 					As previously
						reported	Adjustments	Restated	reported	Adjustments	Restated

Statement of Assets and Liabilities
  Reorganization costs				$52,489 	$(52,489)	$-
  Prepaid operating costs and other		172 		(172)		-
    Total Assets				52,912 		(52,661)	251
  Limited partners				1,000 		(32,169)	(31,169)
  General partners				639 		(20,493)	(19,854)
    Net Assets					1,639 		(52,662)	(51,023)
  NAV Per Unit					637.74 		(20,491.05)	(19,853.31)

Statement of Operations
  Other operating and administrative expenses	-   		140 		140 		$175 		$-   		$175
    Expenses					-   		140 		140 		175 		-   		175
  Net investment (loss)				-   		(140)		(140)		(175)		-   		(175)
  Net (loss) per unit				-   		(54.47)		(54.47)		(68.09)		-   		(68.09)

Statement of Changes in Net Assets
  Net investment (loss)				-   		(140)		(140)		(175)		-   		(175)
  Total (decrease) in net assets		-   		(140)		(140)		(175)		-   		(175)
  Net assets at the beginning of the year	1,639 		(52,522)	(50,883)	1,639 		(24,091)	(22,452)
  Net assets at the end of the year		1,639 		(52,662)	(51,023)	1,464 		(24,091)	(22,627)

Statement of Cash Flows
  Net (decrease) in net assets resulting from
   operations					-   		(140)		(140)		(175)		-   		(175)
(Increase) in prepaid operating expenses	$(139)		$139 		$- 		$- 		$- 		$-

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

11.	Financial Highlights

								(Restated)
							-------------------------------
							Three Months Ended March 31,

							2007		2006
Performance per Unit (3)

Net unit value, beginning of period			$(19,798.83)	$(8,736.19)

Net realized and unrealized gains/
losses on commodity transactions			-   		-

Investment and other income 				-   		-

Expenses						(54.47)		(68.09)

Net (decrease) for the period				(54.47)		(68.09)

Net unit value, end of period				$(19,853.30)	$(8,804.28)

Net assets, end of period (000)				$(51)		$(22)

Total return (1)					-0.28%		-0.78%

Ratio to average net assets (2)
Investment and other income				0.00%		0.00%
Expenses						-0.28%		-0.78%

(1)	Not annualized
(2)	Annualized for all periods
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