Form 10-K
period 2007-12-31
BROMWELL FINANCIAL FUND LP
filed 2008-04-11
CIK 1093661

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-85755

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

Delaware				51-0387638
State or other jurisdiction of		(I.R.S. Employer
incorporation or organization		Identification No.)

                     505 Brookfield Drive, Dover, DE	19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None				None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]
Accelerated filer 	[ ]
Non-accelerated filer 	[X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.: Not applicable. There is no market for the Units of partnership interests and none is expected to develop. The Registrant is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

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

The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of December 31, 2007, until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA. The General Partner, in its sole discretion selects the CTA and the amount of equity assigned to the CTAs, from time to time.

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

You should carefully consider all the information we have included or incorporated by reference in this Report and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Report. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

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

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

MF Global Inc. ("MFG") is registered under the Commodity Exchange Act, as amended, as a futures commission merchant and a commodity pool operator, and is a member of the National Futures Association in such capacities. In addition, MFG is registered with the Financial Industry Regulatory Authority as a broker-dealer. MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007. MFG is a member of all major U.S. futures exchanges and most major U.S. securities exchanges. MFG's main office is located at 717 Fifth Avenue, 9th Floor, New York, New York 10022-8101. MFG's telephone number at such location is (212) 589-6200.

At any given time, MFG is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of March 20, 2008, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this Memorandum that MFI would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the General Partner, the Trading Advisor and the Placement Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

On February 20, 2007, MFI also settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

Subsequent Events

On March 6, 2008, and thereafter, four virtually identical proposed class action securities suits were filed against MF Global Ltd., certain of its officers and directors, and Man Group plc. The complaints allege that the registration statement and prospectus issued in connection with MF Global Ltd.'s initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding the company's risk management policies, procedures and systems. The allegations are based upon the company's disclosure of $141.5 million in trading losses incurred in a single day by an associated person in his personal trading account, which losses the company was responsible to pay as an exchange clearing member.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2003 to December 31, 2007.

									    Year to Date

  						2007		2006		2005		2004		2003
  Performance per unit (5)

  Net unit value, beginning of period		$(19,798.83)	$(8,736.19)	$747.41		$824.69		$908.99

  Net realized and unrealized gains/
  (losses) on commodity transactions		-		-		(8,996.23)	89.50		97.66

  Investment and other income			-		-		14.07		15.67		2.47

  Expenses (1)					(10,764.21)	(11,062.64)	(501.44)	(182.45)	(184.43)

  Net (decrease) for the period			(10,764.21)	(11,062.64)	(9,483.60)	(77.28)		(84.30)

  Net unit value, end of period			$(30,563.04)	$(19,798.83)	$(8,736.19)	$747.41		$824.69

  Net assets, end of period (000)		$(79)		$(51)		$(22)		$712		$1,037


  Total return (3)				(45.35)%	(88.48)%	(1268.86)%	(9.37)%		(9.27)%

  Number of units outstanding at the end of
   the year					2.57		2.57		2.57		953.23		1257.32

  Supplemental Data
  Ratio to average net assets (4)
  Investment and other income			0.00 %		0.00 %		11.60 %		2.11 %		0.29 %
  Expenses (2)					(45.35)%	(88.48)%	(397.64)%	(20.62)%	(10.16)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

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

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2007 and 2006.

								2006								2007
					1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain			-		-		-		-		-		-		-		-
Net Income (Loss)			(175)		(470)		(8,825)		(18,961)	(140)		(4,603)		(1,925)		(20,996)
Net Income (Loss) per limited
 partnership unit			(68.09)		(182.88)	(3,433.85)	(7,377.82)	(54.47)		(1,791.05)	(749.03)	(8,169.66)
Net Income (Loss) per
 general partnership unit		(68.09)		(182.88)	(3,433.85)	(7,377.82)	(54.47)		(1,791.05)	(749.03)	(8,169.66)
Net asset value per
 partnership unit at the end of period	(8,804.28)	(8,987.16)	(12,421.01)	(19,798.83)	(19,853.31)	(21,644.36)	(22,393.39)	(30,563.04)
Accumulated reorganization costs.	-		-		-		-		-		-		-		-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The Fund's results after payment and accrual of expenses for the year 2007, for financial reporting purposes, was a profit (loss) of $(27,664) [$(10,764.21) per Unit], and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $(0) [$(0) per Unit]. The Fund's results after payment and accrual of expenses for the year 2006, for financial reporting purposes, was a profit (loss) of $(28,431) [$(11,062.65) per Unit], and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $0 [$0 per Unit]. The Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2007, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

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

The General Partner of the Fund, under the actions of its sole principal, Michael Pacult, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this Report. Based on their evaluation, Mr. Pacult has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Management's Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the Fund's financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The General Partner's internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund's assets;

*	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Fund's financial statements in accordance with generally accepted accounting principles, and that the Fund's receipts and expenditures are being made only in accordance with authorizations of the General Partner's management and directors; and

*	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund's assets that could have a material effect on the Fund's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public. All Fund money is on deposit either with a bank or a futures commission merchant. See Subsequent Events in Item 1 of this Report. There is an audit trail produced by both. A certified public accountant prepares the monthly financial statements. The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month. No information related to the value of the units during the month is available to the Fund sales force or the prospects. All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year. The Fund maintains its subscription agreements and other records for six years.

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2007, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

This Report does not include an attestation report of the Fund's registered public accounting regarding control over financial reporting. The General Partner's report was not subject to attestation by the Fund's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.  Other Information.

None

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware Limited Partnership which acts through its corporate General Partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partner of the Registrant during the year 2007 was Belmont Capital Management, Incorporated, a Delaware corporation. The General Partner is registered with the National Futures Association as a commodity pool operator pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 63, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

Item 11.  Executive Compensation.

Although there are no executives of the Fund, the corporate General Partner and certain persons Affiliated with the General Partners are paid compensation that the Fund has elected to disclose on this Report. As described previously, upon reopening of the Fund, the General Partner will be paid fixed brokerage commissions of seven percent (7%) per year and a management fee of four percent (4%) per year, each payable monthly, to cover the cost of the domestic trades entered by the CTA. The corporate General Partner retains the difference, if any, between the cost to enter the trades and the seven percent (7%).

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2007:

Name			Percent Ownership
Shira Del Pacult	62.5%

(b) As of December 31, 2007, the corporate General Partner owned 1.00 Unit of Limited Partnership Interest, which constitutes the other 37.5% ownership.

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

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2007 and 2006 were $1,125 and $7,975, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $8,652, and $1,650, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2007 and 2006 were $0 and $0, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $475, and $0, respectively.

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

Registrant:	Bromwell Financial Fund, Limited Partnership
By Belmont Capital Management, Inc.
Its General Partner

By: /s/ Michael Pacult				Date:  April 1, 2008
Mr. Michael P. Pacult
Sole Director, Sole Shareholder
President and Treasurer

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            FOR THE YEAR ENDED 2007
                        (With Auditors' Report Thereon)
























                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements

								Page

Reports of Independent Registered Public Accounting Firms	F-2  F-3

Financial Statements

  Statements of Assets and Liabilities				F-4

  Statements of Operations					F-5

  Statements of Changes in Net Assets				F-6

  Statements of Cash Flows					F-7

  Notes to Financial Statements					F-8 - F-15

  Affirmation of Commodity Pool Operator			F-16

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

           Reports of Independent Registered Public Accounting Firms



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have audited the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of operations, changes in net assets and cash flows of Bromwell Financial Fund, Limited Partnership for year ended December 31, 2005 were audited by other auditors whose report dated October 30, 2007, expressed an unqualified opinion on those statements

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Bromwell Financial Fund, Limited Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Bromwell Financial Fund, Limited Partnership internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bromwell Financial Fund, Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, its changes in net assets and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 31, 2008


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Bromwell Financial Fund, Limited Partnership
Dover, Kent County, Delaware


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have audited the accompanying statements of
operations, changes in net assets and cash flows of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the results of operations, changes in net assets and cash flows of BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ Frank L. Sassetti & Co.


October 30, 2007
Oak Park, Illinois




               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities


								  December 31,
							2007		2006
Assets


  Cash							$109		$118

    Total assets					109		118

Liabilities

  Partner redemptions payable				21,641		21,641
  Other accrued liabilities				28,082		17,827
  Due to related parties				28,933		11,533

    Total Liabilities					78,656		51,001

Net assets						$(78,547)	$(50,883)


Analysis of Net Assets

  Limited partners					$(47,984)	$(31,084)
  General partner					(30,563)	(19,799)

    Net assets (equivalent to $(30,563.04)
     and $(19,798.83) per share)			$(78,547)	$(50,883)


Partnership units outstanding

  Limited partners units outstanding			1.57		1.57
  General partner units outstanding			1.00		1.00

    Total partnership units outstanding			2.57		2.57

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations


										Year ended December 31,
  									2007		2006		2005

Investment income

  Interest income							$-		$-		$1,333

    Total investment income						-		-		1,333

Expenses

  Commissions expense							-		-		1,782
  Management fees							-		-		-
  Continuing service fee						-		-		207
  Incentive fees							-		-		-
  Professional accounting and legal fees				26,379		26,903		43,998
  Other operating and administrative expenses				1,285		1,528		1,504

    Total expenses							27,664		28,431		47,491

      Net investment (loss)						(27,664)	(28,431)	(46,158)

Realized and unrealized gain (loss) from investments

  Net realized gain (loss) on trading futures				-		-		(99,541)
  Realized (loss) on exchange rate fluctuation				-		-		-
  Realized/unrealized gain on treasury securities			-		-		-
  Net increase (decrease) in unrealized appreciation on investments	-		-		9,160
  Realized gain from trading forward contracts				-		-		-
  Change in unrealized (loss) on forward contracts			-		-		-

    Net realized and unrealized gain (loss) from investments		-		-		(90,381)

    Net (decrease) in net assets resulting from operations		$(27,664)	$(28,431)	$(136,539)

Net income per unit
  Limited partner							(10,764.21)	(11,062.64)	(1,441.65)
  General partner							(10,764.21)	(11,062.64)	(1,441.65)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statement of Changes in Net Assets

											Partners' Capital
									General		Limited		Total


Net assets at December 31, 2004						$26,069		$686,382	$712,451

Increase (decrease) in net assets from operations:
  Net investment (loss)							(4,450)		(41,708)	(46,158)
  Net realized gain from investments and foreign currency transactions	(9,597)		(89,944)	(99,541)
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		883		8,277		9,160

Net (decrease) in net assets resulting from operations			(13,164)	(123,375)	(136,539)

Subscriptions								-		51,007		51,007
Redemptions								(21,641)	(627,730)	(649,371)
Offering Costs								-		-		-

Net assets at December 31, 2005						(8,736)		(13,716)	(22,452)

Increase (decrease) in net assets from operations:
  Net investment (loss)							(11,063)	(17,368)	(28,431)
  Net realized gain from investments and foreign currency transactions	-		-		-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		-		-		-

Net (decrease) in net assets resulting from operations			(11,063)	(17,368)	(28,431)

Subscriptions								-		-		-
Redemptions								-		-		-
Offering Costs								-		-		-

Net assets at December 31, 2006						(19,799)	(31,084)	(50,883)

Increase (decrease) in net assets from operations:
Net investment (loss)							(10,764)	(16,900)	(27,664)
Net realized gain from investments and foreign currency transactions	-		-		-
Net increase in unrealized appreciation from investments and
 translation of assets and liabilities in foreign currencies		-		-		-

Net (decrease) in net assets resulting from operations			(10,764)	(16,900)	(27,664)

Subscriptions								-		-		-
Redemptions								-		-		-
Offering Costs								-		-		-

Net assets at December 31, 2007						$(30,563)	$(47,984)	$(78,547)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows


										Year ended December 31,
  									2007		2006		2005

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(27,664)	$(28,431)	$(136,539)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:


  Decrease in investments						-				347,449
  Decrease in accrued interest receivable				-				7,252
  (Decrease) in accrued management and incentive fees			-				(11,627)
  Increase (decrease) in other payables and accruals			10,255		16,311		(2,930)


    Net cash provided by (used in) operating activities			(17,409)	(12,120)	203,605


Cash Flows from Financing Activities

  Proceeds from the sale of units net of sales commissions		-		-		51,007
  Partner redemptions							-		-		(627,730)
  Increase in due to related parties					17,400		8,500		-

    Net cash provided by (used in) financing activities			17,400		8,500		(576,723)

      Net (decrease) in cash and cash equivalents			(9)		(3,620)		(373,118)

      Cash at the beginning of the year					118		3,738		376,856


      Cash at the end of the year					$109		$118		$3,738

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2007, 2006 and 2005

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

  Consequently, as of December 31, 2007 and 2006, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										Balance			Per Unit Calculation
  									2007		2006		2007		2006

  Net Asset Value for financial reporting purposes			$(78,547)	$(50,883)	$(30,563.04)	$(19,798.83)
    Adjustment for reorganization costs and other operating expenses	81,464		52,522		31,698.05	20,436.58
  Net Asset Value for all other purposes				$2,917		$1,639		$1,135.01	$637.74

      Number of Units											2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2007, 2006 and 2005


2.	Significant Accounting Policies - Continued

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

  Fund Reopening - The Fund was closed as of December 31, 2007. The Fund will reopen to new funds at a time to be set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.

  Recently Issued Accounting Pronouncements

  In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48 (FIN 48) entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB 109". FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 was required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material impact on the Fund's financial statements.

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Fund's financial statements.

  Reclassification

  Certain amounts in the 2005 and 2006 financial statements were reclassified to conform with 2007 presentation.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2007, 2006 and 2005


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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2007, 2006 and 2005





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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2007, 2006 and 2005


6.	Related Party Transactions


  Amounts due to related parties at December 31, 2007 and 2006 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back within a year from the date the Fund begins to trade or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of December 31, 2007 and 2006:

						December 31,
  					2007		2006

  Futures Investment Company		$18,200		$7,500
  Belmont Capital Management, Inc.	6,700
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

    Total due to related parties	$28,933		$11,533


  The Fund has an agreement to pay commissions to two related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. Related party expenses were as follows:

								Year ended December 31,
							2007		2006		2005

  Belmont Capital Management, Inc. (commission)		$-		$-		$634
  Futures Investment Company (continuing service fee)	-		-		207

    Total related party expenses			$-		$-		$841


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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2007, 2006 and 2005



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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net
Asset Value.   Since trading ceased on January 10, 2005, no cash is deposited in trading accounts at December 31, 2007 and 2006.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at December 31, 2007 and 2006, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at December 31, 2007 and 2006, was $0.00 and $0.00, respectively.

  Open contracts generally mature within three months and as of December 31, 2007, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2007, 2006 and 2005

8.  Derivative Financial Instruments and Fair Value of Financial Instruments

  A derivative financial instrument is a financial agreement whose value is linked to, or derived from, the performance of an underlying asset. The underlying asset can be currencies, commodities, interest rates, stocks, or any combination. Changes in the underlying asset indirectly affect the value of the derivative. As the instruments are recognized at fair value, those changes directly affect reported income.

  All investment holdings are recorded in the statement of financial condition at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

  Notional amounts are equivalent to the aggregate face value of the derivative financial instruments. Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Fund's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the derivatives.

9.  Financial Instruments with Off-Balance Sheet Credit and Market Risk

  All financial instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. As the instruments are recognized at fair market value, those changes directly affect reported income.

  Included in the definition of financial instruments are securities, restricted securities and derivative financial instruments. Theoretically, the investments owned by the Fund directly are exposed to a market risk (loss) equal to the notional value of the financial instruments purchased and substantial liability on certain financial instruments purchased short. Generally, financial instruments can be closed. However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Fund to hold those positions to maturity, regardless of the changes in their value or the trading advisor's investment strategies.

  Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

10.  Indemnifications

  In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

11.	Partnership Unit Transactions

  As of December 31, 2007, 2006 and 2005 partnership units were valued at $(30,563.04), $(19,798.83) and $(8,736.19), respectively.

  Transactions in partnership units were as follows:

							Units						Amount
					2007		2006		2005		2007		2006		2005

Limited Partner Units
  Subscriptions				-		-		65.95		$-		$-		$51,007
  Redemptions				-		-		(982.73)	-		-		(627,730)
  Syndication costs			-		-		-		-		-		-
  Net income for the year ended 12/31	-		-		-		(16,900)	(17,368)	(123,375)
    Total				-		-		(916.78)	(16,900)	(17,368)	(700,098)

General Partner Units
  Subscriptions				-		-		-		-		-		-
  Redemptions				-		-		(33.88)		-		-		(21,641)
  Syndication costs			-		-		-		-		-		-
  Net income for the year ended 12/31	-		-		-		(10,764)	(11,063)	(13,164)
    Total				-		-		(33.88)		(10,764)	(11,063)	(34,805)

Total Units
  Subscriptions				-		-		65.95		-		-		51,007
  Redemptions				-		-		(1,016.61)	-		-		(649,371)
  Syndication costs			-		-		-		-		-		-
  Net income for the year ended 12/31	-		-		-		(27,664)	(28,431)	(136,539)
    Total				-		-		(950.66)	$(27,664)	$(28,431)	$(734,903)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2007, 2006 and 2005


12.	Operations of Fund

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

  The general partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

  Effective April 1, 2005, the general partner redeemed 33.88 units of the Fund, leaving 1 remaining general partner unit.

13.	Financial Highlights

  The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2007 and 2006 and the previous three years. This information has been derived from information presented in the financial statements.

									    Year to Date

  						2007		2006		2005		2004		2003
  Performance per unit (5)

  Net unit value, beginning of period		$(19,798.83)	$(8,736.19)	$747.41		$824.69		$908.99

  Net realized and unrealized gains/
  (losses) on commodity transactions		-		-		(8,996.23)	89.50		97.66

  Investment and other income			-		-		14.07		15.67		2.47

  Expenses (1)					(10,764.21)	(11,062.64)	(501.44)	(182.45)	(184.43)

  Net (decrease) for the period			(10,764.21)	(11,062.64)	(9,483.60)	(77.28)		(84.30)

  Net unit value, end of period			$(30,563.04)	$(19,798.83)	$(8,736.19)	$747.41		$824.69

  Net assets, end of period (000)		$(79)		$(51)		$(22)		$712		$1,037


  Total return (3)				(45.35)%	(88.48)%	(1268.86)%	(9.37)%		(9.27)%

  Number of units outstanding at the end of
   the year					2.57		2.57		2.57		953.23		1257.32

  Supplemental Data
  Ratio to average net assets (4)
  Investment and other income			0.00 %		0.00 %		11.60 %		2.11 %		0.29 %
  Expenses (2)					(45.35)%	(88.48)%	(397.64)%	(20.62)%	(10.16)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

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

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2007, 2006 and 2005


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				March 31, 2008
  Michael Pacult	      			Date
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership