Form 10-Q
period 2008-03-31
BROMWELL FINANCIAL FUND LP
filed 2008-05-20
CIK 1093661

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]     Accelerated filer [   ]
Non-accelerated filer [X]     Smaller Reporting Company[   ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2008 are attached hereto at page F-1 and made a part hereof.

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

No sales were made since the suspension of trading as of March 31, 2008. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of March 31, 2008 until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

Description of Fund Business

The Fund grants one or more commodity trading advisors ("CTA") a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. From November 1, 2003 to January 10, 2005, Fall River Capital Management, Inc. was the sole commodity trading advisor of the Fund. The commodity trading advisors have discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or to Fund management. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodities) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation until the cessation of trading on January 10, 2005 were a management fee of 1% and incentive fee of 20% paid to the commodity trading advisor, fixed annual brokerage commissions of 4%, an annual continuing service fee of 4%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment. It expects to re-open to sell the balance of its registered but un-issued partnership interests on different terms.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until the balance of $4,474,938 in face amount of Units are sold as of March 31, 2008. Of the $7,000,000 of Units registered, $2,525,062 have been sold, have been redeemed and will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the remaining $4,474,938 in face amount of limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $7,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The General Partner suspended trading on January 10, 2005, and all but one affiliated limited partner has redeemed its Units. Accordingly, the Fund was not operational during and in between the three months ended March 31, 2008 and March 31, 2007. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,135 and it's NAV of $2,917 remained unchanged during and in between such periods.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(6,702) [$(2,608) per Unit] and $(140) [$(54) per Unit] for the three months ended March 31, 2008 and March 31, 2007. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through March 31, 2008.

The Fund did not have any additions or withdrawals during or in between the three months ended March 31, 2008 and March 31, 2007.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss. See the Fund's Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc. ("MFG"), (MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007), has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

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

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. Fund has no involvement in the claims against the FCM described above.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2007 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Bromwell Financial Fund, Limited Partnership
				By Belmont Capital Management, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner

Date:	May 20, 2008

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                   For the Three Months Ended March 31, 2008

























                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


  								Page

  Reports of Independent Registered Public Accounting Firm	F-2

  Financial Statements

  Statements of Assets and Liabilities				F-3

  Statements of Operations					F-4

  Statements of Changes in Net Assets				F-5

  Statements of Cash Flows					F-6

  Notes to Financial Statements					F-7 - F-14

  Affirmation of Commodity Pool Operator			F-15

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Reports of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of March 31, 2008, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2008 and 2007. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of December 31, 2007 and the related statements of operations, changes in net assets and cash flows for the year ended (not presented herein); and in our report dated March 31, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 15, 2008


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities
                                   (A Review)

							March 31,	December 31,
							2008		2007


Assets

  Cash							$41		$109

    Total assets					41		109

Liabilities

  Partner redemptions payable				21,641		21,641
  Other accrued liabilities				25,416		28,082
  Due to related parties				38,233		28,933

      Total Liabilities					85,290		78,656

Net assets						$(85,249)	$(78,547)


Analysis of Net Assets

  Limited partners					$(52,078)	$(47,984)
  General partner					(33,171)	(30,563)

  Net assets (equivalent to $(33,170.82)
   and $(30,563.04) per unit)				$(85,249)	$(78,547)


Partnership units outstanding

  Limited partners units outstanding			1.57		1.57
  General partner units outstanding			1.00		1.00

  Total partnership units outstanding			2.57		2.57

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

									Three Months Ended
										March 31,
  									2008		2007

Investment income

  Interest income							$-		$-

      Total investment income						-		-

Expenses

  Commissions expense							-		-
  Management fees							-		-
  Continuing service fee						-		-
  Incentive fees							-		-
  Professional accounting and legal fees				6,454		-
  Other operating and administrative expenses				248		140

      Total expenses							6,702		140

      Net investment (loss)						(6,702)		(140)

Realized and unrealized gain (loss) from investments

  Net realized gain (loss) on trading futures				-		-
  Realized (loss) on exchange rate fluctuation				-		-
  Realized/unrealized gain on treasury securities			-		-
  Net increase (decrease) in unrealized appreciation on investments	-
	-
  Realized gain from trading forward contracts				-		-
  Change in unrealized (loss) on forward contracts			-		-

  Net realized and unrealized gain (loss) from investments		-		-

  Net (decrease) in net assets resulting from operations		$(6,702)	$(140)

Net income (loss) per unit (for a unit outstanding during
 the entire period)
  Limited partner							(2,607.78)	(54.47)
  General partner							(2,607.78)	(54.47)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statement of Changes in Net Assets

                                  (A Review)

  										Partners' Capital
  									General		Limited		Total

Three Months Ended March 31, 2008

Net assets at December 31, 2007						$(30,563)	$(47,984)	$(78,547)

Increase (decrease) in net assets from operations:
Net investment (loss)							(2,608)		(4,094)		(6,702)
Net realized gain from investments and foreign currency transactions	-		-		-
Net increase in unrealized appreciation from investments and
translation of assets and liabilities in foreign currencies		-		-		-

Net (decrease) in net assets resulting from operations			(2,608)		(4,094)		(6,702)

Subscriptions								-		-		-
Redemptions								-		-		-
Offering Costs								-		-		-

Net assets at March 31, 2008						$(33,171)	$(52,078)	$(85,249)


Three Months Ended March 31, 2007

Net assets at December 31, 2006						(19,799)	(31,084)	(50,883)

Increase (decrease) in net assets from operations:
Net investment (loss)							(54)		(86)		(140)
Net realized gain from investments and foreign currency transactions	-		-		-
Net increase in unrealized appreciation from investments and
translation of assets and liabilities in foreign currencies		-		-		-

Net (decrease) in net assets resulting from operations			(54)		(86)		(140)

Subscriptions								-		-		-
Redemptions								-		-		-
Offering Costs								-		-		-

Net assets at March 31, 2007						$(19,853)	$(31,170)	$(51,023)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

									Three Months Ended
										March 31,
  									2008		2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(6,702)	$(140)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:


  Decrease in investments						-
  Decrease in accrued interest receivable				-
  (Decrease) in accrued management and incentive fees			-
  Increase (decrease) in other payables and accruals			(2,666)		(3,727)


  Net cash provided by (used in) operating activities			(9,368)		(3,867)


Cash Flows from Financing Activities

  Proceeds from the sale of units net of sales commissions		-		-
  Partner redemptions							-		-
  Increase in due to related parties					9,300		4,000

  Net cash provided by (used in) financing activities			9,300		4,000

  Net (decrease) in cash and cash equivalents				(68)		133

  Cash at the beginning of the period					109		118


  Cash at the end of the period						$41		$251

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
              For the Three Months Ended March 31, 2008 and 2007
                                  (A Review)

1.	Nature of the Business

  Bromwell Financial Fund, Limited Partnership (the Fund) was formed January 12, 1999 under the laws of the State of Delaware. The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July 2000 to January 10, 2005. On that date, all trading was suspended and, subsequently, all limited partners, except an affiliate of the general partner, redeemed their Units. Belmont Capital Management, Inc. (Belmont) is the general partner and commodity pool operator
(CPOs) of the Fund. Concurrent with the effectiveness on April 13, 2005 of post effective amendment no. 9 to the Fund's registration statement, NuWave Investment Corporation became the Fund's commodity trading advisor ("CTA"). In the near future, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells $1,000,000 in limited partnership units, it will restart active trading of futures and options on futures through NuWave as CTA.

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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $52,489 in reorganization costs from the cessation of trading on January 10, 2005 through March 31, 2008. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of March 31, 2008 and December 31, 2007, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

  										Balance				Per Unit Calculation
  									March 31,	December 31,	March 31,	December 31,
 									 2008		2007		2008		2007

  Net Asset Value for financial reporting purposes			$(85,249)	$(78,547)	$(33,170.82)	$(30,563.04)
  Adjustment for reorganization costs and other operating expenses	88,166		81,464		34,305.83	31,698.05
  Net Asset Value for all other purposes				$2,917		$2,917		$1,135.01	$1,135.01

  Number of Units											2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
              For the Three Months Ended March 31, 2008 and 2007
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ended March 31, 2008 and March 31, 2007. There were no cash equivalents as of March 31, 2008 or December 31, 2007.

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

  Fund Reopening - The Fund was closed as of March 31, 2008. The Fund will reopen to new funds at a time to be set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.

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

  Reclassification

  Certain amounts in the 2007 financial statements were reclassified to conform with 2008 presentation.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
              For the Three Months Ended March 31, 2008 and 2007
                                  (A Review)

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
              For the Three Months Ended March 31, 2008 and 2007
                                  (A Review)


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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
              For the Three Months Ended March 31, 2008 and 2007
                                  (A Review)

6.	Related Party Transactions


  Amounts due to related parties at March 31, 2008 and December 31, 2007 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back within a year from the date the Fund begins to trade or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of March 31, 2008 and December 31, 2007:

  						March 31,	December 31,
  						2008		2007

  Futures Investment Company			$27,500		$18,200
  Belmont Capital Management, Inc.		6,700		6,700
  Ashley Capital Management, Inc.		3,033		3,033
  Michael Pacult				1,000		1,000

  Total due to related parties			$38,233		$28,933


  The Fund has an agreement to pay commissions to to related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. There were no related party commissions for the three months ended March 31, 2008 or March 31, 2007


  Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
              For the Three Months Ended March 31, 2008 and 2007
                                  (A Review)


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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net
Asset Value.   Since trading ceased on January 10, 2005, no cash is deposited in trading accounts at March 31, 2008 and December 31, 2007.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at March 31, 2008 and December 31, 2007, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at March 31, 2008 and December 31, 2007, was $0.00 and $0.00, respectively.

  Open contracts generally mature within three months and as of March 31, 2008 and December 31, 2007, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
              For the Three Months Ended March 31, 2008 and 2007
                                  (A Review)

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

11.	Partnership Unit Transactions

  As of March 31, 2008 and 2007 partnership units were valued at $(33,170.82) and $(19,853.31), respectively.

  Transactions in partnership units were as follows:

  							Units				Amount
 						2008		2007		2008		2007

  Limited Partner Units
  Subscriptions					-		-		$-		$-
  Redemptions					-		-		-		-
  Syndication costs				-		-		-		-
  Net income for the period ended 3/31		-		-		(4,094)		(86)
  Total						-		-		(4,094)		(86)

  General Partner Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Syndication costs				-		-		-		-
  Net income for the period ended 3/31		-		-		(2,608)		(54)
  Total						-		-		(2,608)		(54)

  Total Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Syndication costs				-		-		-		-
  Net income for the period ended 3/31		-		-		(6,702)		(140)
  Total						-		-		$(6,702)	$(140)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Notes to the Financial Statements
              For the Three Months Ended March 31, 2008 and 2007
                                  (A Review)

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

  The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

  								Three Months Ended
  									March 31,
  								2008		2007
  Performance per unit (5)

  Net unit value, beginning of period				$(30,563.04)	$(19,798.83)

  Net realized and unrealized gains/
    (losses) on commodity transactions				-		-

  Investment and other income					-		-

  Expenses (1)							(2,607.78)	(54.47)

  Net (decrease) for the period					(2,607.78)	(54.47)

  Net unit value, end of period					$(33,170.82)	$(19,853.30)

  Net assets, end of period (000)				$(85)		$(51)


  Total return (3)						(8.53)%		(0.28)%

  Number of units outstanding at the end of the period		2.57		2.57

  Supplemental Data
  Ratio to average net assets
    Investment and other income (4)				0.00 %		0.00 %
    Expenses (2) (4)						(34.13)%	(1.12)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Includes brokerage commissions
(2)	Excludes brokerage commissions
(3)	Not annualized
(4)	Annualized for all periods
(5)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the period. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
              For the Three Months Ended March 31, 2008 and 2007


****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					May 20, 2008
  Michael Pacult	  		 		Date
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership