Form 10-Q
period 2008-06-30
BROMWELL FINANCIAL FUND LP
filed 2008-08-14
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2008 are attached hereto at page F-1 and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Fund suspended trading on January 10, 2005. All but the General Partner and one limited partner who is affiliated with the General Partner redeemed their Units. The Fund terminated the commodity trading advisor with the view that a new trading advisor would be selected and the fund would reopen for new investment. At some time in the future, Registrant will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors its management selects.

No sales were made since the suspension of trading as of June 30, 2008. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of June 30, 2008 until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodities) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation until the cessation of trading on January 10, 2005 were a management fee of 1% and incentive fee of 20% paid to the commodity trading advisor, fixed annual brokerage commissions of 4%, an annual continuing service fee of 4%, and accounting, legal and other operating fees that must be paid before the limited partners may earn a profit on their investment. It expects to re-open to sell the balance of its registered but un-issued partnership interests on different terms.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until the balance of $4,474,938 in face amount of Units are sold as of June 30, 2008. Of the $7,000,000 of Units registered, $2,525,062 have been sold, have been redeemed and will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the remaining $4,474,938 in face amount of limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $7,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during and in between the six months ended June 30, 2008 and June 30, 2007. For non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit was $637.74 as of June 30, 2008 and June 30, 2007.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(14,703) [$(5,721.01) per Unit] and $(4,743) [$(1,845.53) per Unit] for the
six months ended June 30, 2008 and June 30, 2007. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through June 30, 2008.

The Fund did not have any additions or withdrawals during or in between the three months ended June 30, 2008 and June 30, 2007.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc. ("MFG"), (MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007), has had the following described reportable events. Neither the Fund nor the General Partner is a party to any of these events and they are included in reliance upon a report supplied by MFG without verification by the General Partner.
MFG has represented to the General Partner that that none of the events it has reported below will not now, or at any time in the future, interfere with its performance as the FCM for the Fund's account.

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

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the General Partner, the Trading Advisor and the Selling Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

In connection with the incident involving the trading losses referenced above, the CFTC issued a formal order of investigation naming MFG and the AP. The CFTC, in coordination with the Chicago Mercantile Exchange ("CME"), has been collecting documentation and taking depositions of MFG employees. This investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. MF Global has established an accrual of $10.0 million to cover potential CFTC civil monetary penalties in this matter and the two CFTC matters referred to below. This is MF Global's best estimate at this time and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

In May 2007, MFG and two of its employees received what is commonly referred to as a "Wells notice" from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades MFG executed in 2004 for a customer and reported to NYMEX. The notice indicates that the Division of Enforcement is considering recommending to the CFTC that a civil proceeding be commenced against MFG and the two employees, in which the CFTC would assert that MFG and the two employees violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that MFG and the individuals presented or participated in the submission of information to NYMEX that falsely represented the dates on which the trades in question occurred. MFG and the individuals dispute these contentions. It is not yet certain what action the CFTC will take, but see the reference to a $10.0 million accrual above.

Additionally, MF Global is currently cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorney's Office in the Southern District of New York, with which the CFTC and the SEC are also involved. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. An MFG broker did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the MFG broker disseminated to MFG's customers, including BMO, as price indications that reflected a consensus. MFG has been told that neither MFG nor the broker is a target of the Grand Jury investigation. In connection with this investigation, MFG has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and MFG with derivative liability for the broker's actions. It is not yet certain what action the CFTC may take against MFG or the broker, but see the reference to a $10.0 million accrual above.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Bromwell Financial Fund, Limited Partnership
				By Belmont Capital Management, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner

Date:	August 14, 2008

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        Six Months Ended June 30, 2008

























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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of June 30, 2008, and the related statements of operations, changes in net assets and cash flows for the three months and six months ended June 30, 2008 and 2007. These financial statements are the responsibility of the Partnership's management.

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
Lincolnshire, Illinois
August 11, 2008


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities


								(A Review)
								June 30,	December 31,
								2008		2007


Assets

  Cash								$440		$109

  Total assets							440		109

Liabilities

  Partner redemptions payable					21,641		21,641
  Other accrued liabilities					25,416		28,082
  Due to related parties					46,633		28,933

    Total liabilities						93,690		78,656

Net assets							$(93,250)	$(78,547)


Analysis of net assets

  Limited partner						$(56,966)	$(47,984)
  General partner						(36,284)	(30,563)

    Net assets (equivalent to $(36,284.05)
     and $(30,563.04) per unit)					$(93,250)	$(78,547)


Partnership units outstanding

  Limited partner units outstanding				1.57		1.57
  General partner units outstanding				1.00		1.00

    Total partnership units outstanding				2.57		2.57


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)


								Three Months Ended June 30,	Six Months Ended June 30,
  								2008		2007		2008		2007

Investment income

  Interest income						$-		$-		$-		$-

  Total investment income					-		-		-		-

Expenses

  Commissions expense						-		-		-		-
  Management fees						-		-		-		-
  Continuing service fee					-		-		-		-
  Incentive fees						-		-		-		-
  Professional accounting and legal fees			7,733		4,308		14,187		4,308
  Other operating and administrative expenses			268		295		516		435

    Total expenses						8,001		4,603		14,703		4,743

      Net investment loss					(8,001)		(4,603)		(14,703)	(4,743)

Realized and unrealized gain (loss) from investments

  Net realized gain (loss) on trading futures			-		-		-		-
  Realized (loss) on exchange rate fluctuation			-		-		-		-
  Realized/unrealized gain on treasury securities		-		-		-		-
  Net increase (decrease) in unrealized appreciation
   on investments						-		-		-		-
  Realized gain from trading forward contracts			-		-		-		-
  Change in unrealized (loss) on forward contracts		-		-		-		-

    Net realized and unrealized (loss) from investments		-		-		-		-

    Net (decrease) in net assets resulting from operations	$(8,001)	$(4,603)	$(14,703)	$(4,743)

Net income (loss) per unit (for a unit outstanding during
 the entire period)
  Limited partner						$(3,113.23)	$(1,791.05)	$(5,721.01)	$(1,845.53)
  General partner						$(3,113.23)	$(1,791.05)	$(5,721.01)	$(1,845.53)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										   Partners' Capital
 									General		Limited		Total

Six Months Ended June 30, 2008

Net assets at December 31, 2007						$(30,563)	$(47,984)	$(78,547)

(Decrease) in net assets from operations:
  Net investment (loss)							(5,721)		(8,982)		(14,703)
  Net realized gain from investments and foreign currency transactions	-		-		-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		-		-		-

Net (decrease) in net assets resulting from operations			(5,721)		(8,982)		(14,703)

Subscriptions								-		-		-
Redemptions								-		-		-
Offering Costs								-		-		-

Net assets at June 30, 2008						$(36,284)	$(56,966)	$(93,250)


Six Months Ended June 30, 2007

Net assets at December 31, 2006						(19,799)	(31,084)	(50,883)

(Decrease) in net assets from operations:
  Net investment (loss)							(1,845)		(2,898)		(4,743)
  Net realized gain from investments and foreign currency transactions	-	  	-		-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		-		-		-

Net (decrease) in net assets resulting from operations			(1,845)		(2,898)		(4,743)

Subscriptions								-		-		-
Redemptions								-		-		-
Offering Costs								-		-		-

Net assets at June 30, 2007						$(21,644)	$(33,982)	$(55,626)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

									   Six Months Ended
										June 30,
  									2008		2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(14,703)	$(4,743)

Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) operating activities:


  Decrease in investments						-		-
  Decrease in accrued interest receivable				-		-
  (Decrease) in accrued management and incentive fees			-		-
  (Decrease) in other payables and accruals				(2,666)		-


  Net cash (used in) operating activities				(17,369)	(4,743)


Cash Flows from Financing Activities

  Proceeds from the sale of units net of sales commissions		-		-
  Partner redemptions							-		-
  Increase in due to related parties					17,700		5,000

  Net cash provided by financing activities				17,700		5,000

  Net increase in cash							331		257

  Cash at the beginning of the period					109		118


  Cash at the end of the period						$440		$375


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $94,889 in reorganization costs from the cessation of trading on January 10, 2005 through June 30, 2008. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of June 30, 2008 and December 31, 2007, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

								Balance			    Per Unit Calculation
							June 30,	December 31,	June 30,	December 31,
  							2008		2007		2008		2007

  Net Asset Value for financial reporting purposes	$(93,250)	$(78,547)	$(36,284.05)	$(30,563.04)
  Adjustment for reorganization costs and other
    operating expenses					94,889		81,464		36,921.78	31,698.05
  Net Asset Value for all other purposes		$1,639		$2,917		$637.74		$1,135.01

  Number of Units									2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ended June 30, 2008 and June 30, 2007. There were no cash equivalents as of June 30, 2008 or December 31, 2007.

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

  Fund Reopening - The Fund was closed as of June 30, 2008. The Fund will reopen to new funds at a time to be set by the General Partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.

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

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 did not have a material impact on the Fund's financial statements.

  Reclassification

  Certain amounts in the 2007 financial statements were reclassified to conform with 2008 presentation.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

6.	Related Party Transactions


  Amounts due to related parties at June 30, 2008 and December 31, 2007 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back within a year from the date the Fund begins to trade or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of June 30, 2008 and December 31, 2007:

  					June 30,	December 31,
  					2008		2007

  Futures Investment Company		$35,900		$18,200
  Belmont Capital Management, Inc.	6,700		6,700
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$46,633		$28,933


  The Fund has an agreement to pay commissions to related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. There were no related party commissions for the six months ended June 30, 2008 or June 30, 2007


  Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should never fall below 10% of the Net
Asset Value.   Since trading ceased on January 10, 2005, no cash is deposited in trading accounts at June 30, 2008 and December 31, 2007.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0 and $0 on long positions at June 30, 2008 and December 31, 2007, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at June 30, 2008 and December 31, 2007, was $0 and $0, respectively.

  Open contracts generally mature within three months and as of June 30, 2008 and December 31, 2007, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

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

  All investment holdings are recorded in the statement of assets and liabilities at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

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

11.	Partnership Unit Transactions

  As of June 30, 2008 and 2007 partnership units were valued at $(36,284.05) and $(21,644.36), respectively.

  Transactions in partnership units were as follows:

						Units				Amount
  					2008		2007		2008		2007

  Limited Partner Units
  Subscriptions				-		-		$-		$-
  Redemptions				-		-		-		-
  Syndication costs			-		-		-		-
  Net income for the period ended 6/30	-		-		(8,982)		(2,898)
  Total					-		-		(8,982)		(2,898)

  General Partner Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Syndication costs			-		-		-		-
  Net income for the period ended 6/30	-		-		(5,721)		(1,845)
  Total					-		-		(5,721)		(1,845)

  Total Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Syndication costs			-		-		-		-
  Net income for the period ended 6/30	-		-		(14,703)	(4,743)
  Total					-		-		$(14,703)	$(4,743)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
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

  The General Partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

  Effective April 1, 2005, the General Partner redeemed 33.88 units of the Fund, leaving 1 remaining general partner unit.


13.	Financial Highlights

  								Three Months Ended June 30,	Six Months Ended June 30,
  								2008		2007		2008		2007
  Performance per unit (1)

  Net unit value, beginning of period				$(33,170.82)	$(19,853.31)	$(30,563.04)	$(19,798.83)

  Net realized and unrealized gains/
  (losses) on commodity transactions				-	-	-	-

  Investment and other income					-	-	-	-

  Expenses							(3,113.23)	(1,791.05)	(5,721.01)	(1,845.53)

  Net (decrease) for the period					(3,113.23)	(1,791.05)	(5,721.01)	(1,845.53)

  Net unit value, end of period					$(36,284.05)	$(21,644.36)	$(36,284.05)	$(21,644.36)

  Net assets, end of period (000)				$(93)		$(56)		$(93)		$(56)


  Total return (2)						-9.39%		-9.02%		-18.72%		-9.32%

  Number of units outstanding at the end of the period		2.57		2.57		2.57		2.57

  Supplemental Data:
  Ratio to average net assets
  Investment and other income (3)				0.00%		0.00%		0.00%		0.00%
  Expenses (3)							-37.54%		-36.09%		-37.44%		-18.64%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


  (1) Investments and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

  (2) Not annualized

  (3) Annualized

                 Bromwell Financial Fund, Limited Partnership
                    Affirmation of Commodity Pool Operator
                    Six Months Ended June 30, 2008 and 2007


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				August 14, 2008
  Michael Pacult	       			Date
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership