Form 10-Q
period 2008-09-30
BROMWELL FINANCIAL FUND LP
filed 2008-11-19
CIK 1093661

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]     Accelerated filer         [   ]
Non-accelerated filer   [ X ]     Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [ X ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2008 are attached hereto at page F-1 and made a part hereof.

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

No sales were made since the suspension of trading as of September 30, 2008. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of September 30, 2008 until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until the balance of $4,474,938 in face amount of Units are sold as of September 30, 2008. Of the $7,000,000 of Units registered, $2,525,062 have been sold, have been redeemed and will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the remaining $4,474,938 in face amount of limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $7,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during and in between the nine months ended September 30, 2008 and September 30, 2007. For non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit was $637.74 as of September 30, 2008 and September 30, 2007.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(19,605) [$(7,628.40) per Unit] and $(6,668) [$(2,594.55) per Unit] for the
nine months ended September 30, 2008 and September 30, 2007. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from January 10, 2005 through September 30, 2008.

The Fund did not have any additions or withdrawals during or in between the three months ended September 30, 2008 and September 30, 2007.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:				Bromwell Financial Fund, Limited Partnership
					By Belmont Capital Management, Incorporated
					Its General Partner


					By: /s/ Michael Pacult
					Mr. Michael Pacult
					Sole Director, Sole Shareholder,
 					President, and Treasurer of the General Partner

Date:	November 19, 2008

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                 Nine Months Ended September 30, 2008 and 2007

























                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements


								Page

  Reports of Independent Registered Public Accounting Firm	F-2

  Financial Statements

  Statements of Assets and Liabilities				F-3

  Statements of Operations					F-4

  Statements of Changes in Net Assets				F-5

  Statements of Cash Flows					F-6

  Notes to Financial Statements					F-7 - F-14

  Affirmation of the Commodity Pool Operator			F-15

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

           Reports of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of September 30, 2008 and the related statements of operations for the three and nine months ended September 30, 2008 and 2007, and changes in net assets and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements are the responsibility of the Partnership's management.

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
Lincolnshire, Illinois
November 18, 2008


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

  						(A Review)
						September 30,	December 31,
						2008		2007


Assets

  Cash						$738		$109

  Total assets					738		109

Liabilities

  Partner redemptions payable			21,641		21,641
  Other accrued liabilities			25,416		28,082
  Due to related parties			51,833		28,933

    Total liabilities				98,890		78,656

Net assets					$(98,152)	$(78,547)


Analysis of net Assets

  Limited partners				$(59,961)	$(47,984)
  General partner				(38,191)	(30,563)

    Net assets (equivalent to $(38,191.44)
     and $(30,563.04) per unit)			$(98,152)	$(78,547)


Partnership units outstanding

  Limited partners units outstanding		1.57		1.57
  General partner units outstanding		1.00		1.00

    Total partnership units outstanding		2.57		2.57


   The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)


  								Three Months Ended September 30,  Nine Months Ended September 30,
  								2008		2007		2008		2007

Investment income

  Interest income						$-		$-		$-		$-

    Total investment income					-		-		-		-

Expenses

  Professional accounting and legal fees			4,893		1,075		19,080		5,383
  Other operating and administrative expenses			9		850		525		1,285

    Total expenses						4,902		1,925		19,605		6,668

      Net investment loss					(4,902)		(1,925)		(19,605)	(6,668)


        Net (decrease) in net assets resulting from operations	$(4,902)	$(1,925)	$(19,605)	$(6,668)

Net income per unit
  Limited partner						$(1,907.39)	$(749.03)	$(7,628.40)	$(2,594.55)
  General partner						$(1,907.39)	$(749.03)	$(7,628.40)	$(2,594.55)

   The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

									Partners' Capital
 								General	Limited		Total

Nine Months Ended September 30, 2008

Net assets at December 31, 2007					$(30,563)	$(47,984)	$(78,547)

Decrease in net assets from operations:
  Net investment (loss)						(7,628)		(11,977)	(19,605)

Net (decrease) in net assets resulting from operations		(7,628)		(11,977)	(19,605)


Net assets at September 30, 2008				$(38,191)	$(59,961)	$(98,152)


Nine Months Ended September 30, 2007

Net assets at December 31, 2006					$(19,799)	$(31,084)	$(50,883)

Decrease in net assets from operations:
  Net investment (loss)						(2,595)		(4,073)		(6,668)

Net (decrease) in net assets resulting from operations		(2,595)		(4,073)		(6,668)


Net assets at September 30, 2007				$(22,394)	$(35,157)	$(57,551)

   The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

  								Nine Months Ended
  								September 30,
  								2008		2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(19,605)	$(6,668)

Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) operating activities:


    (Decrease) in other payables and accruals			(2,666)


      Net cash (used in) operating activities			(22,271)	(6,668)


Cash Flows from Financing Activities

  Increase in due to related parties				22,900		6,600

    Net cash provided by financing activities			22,900		6,600

      Net increase (decrease) in cash and cash equivalents	629		(68)

      Cash at the beginning of the period			109		118


      Cash at the end of the period				$738		$50


   The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $99,791 in reorganization costs from the cessation of trading on January 10, 2005 through September 30, 2008. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of September 30, 2008 and December 31, 2007, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										Balance				Per Unit Calculation
									September 30,	December 31,	September  30,	December 31,
  									2008		2007		2008		2007

  Net Asset Value for financial reporting purposes			$(98,152)	$(78,547)	$(38,191.44)	$(30,563.04)
  Adjustment for reorganization costs and other operating expenses	99,791		81,464		38,829.18	31,698.05
  Net Asset Value for all other purposes				$1,639		$2,917		$637.74		$1,135.01

    Number of Units											2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ended September 30, 2008 and September 30, 2007. There were no cash equivalents as of September 30, 2008 or December 31, 2007.

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

  Fund Reopening - The Fund was closed as of September 30, 2008. The Fund will reopen to new funds at a time to be set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                Nine Months Ended September 30, 2008 and 2007
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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

6.	Related Party Transactions


  Amounts due to related parties at September 30, 2008 and December 31, 2007 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid upon the resumption of trading. The following balances were outstanding as of September 30, 2008 and December 31, 2007:

  						September 30,	December 31,
  						2008		2007

  Futures Investment Company			$41,900		$18,200
  Belmont Capital Management, Inc.		5,900		6,700
  Ashley Capital Management, Inc.		3,033		3,033
  Michael Pacult				1,000		1,000

  Total due to related parties			$51,833		$28,933


  The Fund has an agreement to pay commissions to related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. There were no related party commissions for the nine months ended September 30, 2008 or September 30, 2007


  Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should not fall below 10% of the Net Asset
Value.   Since trading ceased on January 10, 2005, no cash is deposited in trading accounts at September 30, 2008 and December 31, 2007.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at September 30, 2008 and December 31, 2007, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at September 30, 2008 and December 31, 2007, was $0.00 and $0.00, respectively.

  Open contracts generally mature within three months and as of September 30, 2008 and December 31, 2007, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

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

11.	Partnership Unit Transactions

  As of September 30, 2008 and 2007 partnership units were valued at $(38,191.44) and $(22,393.39), respectively.

  Transactions in partnership units were as follows:

						Units				Amount
  					2008		2007		2008		2007

  Limited Partner Units
  Subscriptions				-		-		$-		$-
  Redemptions				-		-		-		-
  Syndication costs			-		-		-		-
  Net income for the period ended 9/30	-		-		(11,977)	(4,073)
    Total				-		-		(11,977)	(4,073)

  General Partner Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Syndication costs			-		-		-		-
  Net income for the period ended 9/30	-		-		(7,628)		(2,595)
    Total				-		-		(7,628)		(2,595)

  Total Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Syndication costs			-		-		-		-
  Net income for the period ended 9/30	-		-		(19,605)	(6,668)
    Total				-		-		$(19,605)	$(6,668)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
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

  The General Partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

  Effective April 1, 2005, the General Partner redeemed 33.88 units of the Fund, leaving 1 remaining General Partner unit.


13.	Financial Highlights

							Three Months Ended September 30,  Nine Months Ended September 30,
  							2008		2007		2008		2007
  Performance per unit (1)

  Net unit value, beginning of period			$(36,284.05)	$(21,644.36)	$(30,563.04)	$(19,798.83)

  Net realized and unrealized gains/
   (losses) on commodity transactions			-		-		-		-

  Investment and other income				-		-		-		-
  Expenses						(1,907.39)	(749.03)	(7,628.40)	(2,594.56)

  Net (decrease) for the period				(1,907.39)	(749.03)	(7,628.40)	(2,594.56)

  Net unit value, end of period				$(38,191.44)	$(22,393.39)	$(38,191.44)	$(22,393.39)

  Net assets, end of period (000)			$(98)		$(58)		$(98)		$(58)


  Total return (2)					-5.26%		-3.46%		-24.96%		-13.10%

  Number of units outstanding at the end of the period	2.57		2.57		2.57		2.57

  Supplemental Data:
  Ratio to average net assets
    Investment and other income (3)			0.00%		0.00%		0.00%		0.00%
    Expenses (3)					-21.03%		-13.84%		-33.28%		-17.47%

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

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                 Nine Months Ended September 30, 2008 and 2007


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					November 19, 2008
  Michael Pacult					Date
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership