Form 10-K
period 2008-12-31
BROMWELL FINANCIAL FUND LP
filed 2009-03-31
CIK 1093661

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  	 to
Commission file number  333-85755

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

Delaware					51-0387638
State or other jurisdiction of			(I.R.S. Employer
incorporation or organization			Identification No.)

505 Brookfield Drive, Dover, DE			19901
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None				None

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

The Partnership intends to sell the balance of un-issued registered securities of $4,474,938, as of December 31, 2008, until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA. The General Partner, in its sole discretion selects the CTA and the amount of equity assigned to the CTAs, from time to time.

The trades for the Fund are selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Initially, the Fund account was traded solely by Ansbacher Investment Management, Inc., then later by both Ansbacher and Mangin Capital Management, Inc. Effective November 1, 2003, the General Partner replaced the two CTAs with a single CTA, Fall River Capital Management, Inc., which remained the sole trader throughout the year 2004, but was terminated January 10, 2005. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Partners at the office of the General Partner. Fall River was paid a management fee of one percent (1%) of the equity assigned to it to manage plus an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the Partnership Agreement which governs the operation of the Fund, payable quarterly. NuWave will be paid a three percent (3%) annual management fee and an incentive fee of twenty percent (20%). The Fund Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference.

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

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the Partnership, General Partner and the Trading Advisor that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2004 to December 31, 2008.

									Years  Ended December 31,
  						2008		2007		2006		2005		2004
  Performance per unit (3)

  Net unit value, beginning of year		$(30,563.04)	$(19,798.83)	$(8,736.19)	$747.41		$824.69

  Net realized and unrealized gains/
  (losses) on commodity transactions		-		-		-		(8,996.23)	89.50

  Investment and other income			-		-		-		14.07		15.67  -
  Expenses   (1)				(12,901.55)	(10,764.21)	(11,062.64)	(501.44)	(182.45)

  Net (decrease) for the year			(12,901.55)	(10,764.21)	(11,062.64)	(9,483.60)	(77.28)

  Net unit value, end of year			$(43,464.59)	$(30,563.04)	$(19,798.83)	$(8,736.19)	$747.41

  Net assets, end of year (000)			$(112)		$(79)		$(51)		$(22)		$712
														$	-

  Total return					(42.21)%	(45.35)%	(88.48)%	(1268.86)%	(9.37)%

  Number of units outstanding at the end
   of the year					2.57		2.57		2.57		2.57		953.23

  Supplemental Data:
  Ratio to average net assets
  Investment and other income			0.00%		0.00%		0.00%		11.60%		2.11%
  Expenses (2)					(42.21)%	(45.35)%	(88.48)%	(397.64)%	(20.62)%


  Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Includes brokerage commissions

(2)	Excludes brokerage commissions


(3)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2008 and 2007.

							 	2008								2007
					1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
Total Investment Gain			-		-		-		-		-		-		-		-
Net Income (Loss)			(6,702)		(8,001)		(4,902)		(33,157)	(140)		(4,603)		(1,925)		(20,996)
Net Income (Loss) per limited
 partnership unit			(2,607.78)	(3,113.23)	(1,907.39)	(5,273.15)	(54.47)		(1,791.05)	(749.03)	(8,169.66)
Net Income (Loss) per general
 partnership unit			(2,607.78)	(3,113.23)	(1,907.39)	(5,273.15)	(54.47)		(1,791.05)	(749.03)	(8,169.66)
Net asset value per partnership
 unit at the end of period.		(33,170.82)	(36,284.05)	(38,191.44)	(43,464.59)	(19,853.31)	(21,644.36)	(22,393.39)	(30,563.04)
Accumulated reorganization costs.	-		-		-		-		-		-		-		-

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during the twelve months ended December 31, 2008 and December 31, 2007. For non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit was $637.74 as of December 31, 2008 and December 31, 2007.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(33,157) [$(12,901.55) per Unit] and $(27,664) [$(10,764.21) per Unit] for
the twelve months ended December 31, 2008 and December 31, 2007. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through December 31, 2008.

The Fund did not have any additions or withdrawals during or in between the three months ended December 31, 2008 and December 31, 2007.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through December 31, 2008.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2008, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2008, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

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

The General Partner of the Registrant during the year 2008 was Belmont Capital Management, Incorporated, a Delaware corporation. The General Partner is registered with the National Futures Association as a commodity pool operator pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 64, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2008:

	Name				Percent Ownership
	Shira Del Pacult		62.5%

(b) As of December 31, 2008, the corporate General Partner owned 1.00 Unit of Limited Partnership Interest, which constitutes the other 37.5% ownership.

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

The fees and costs paid to Jordan, Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2008 and 2007 were $7,948 and $8,652, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Jordan, Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2008 and 2007 were $500 and $475, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Bromwell Financial Fund, Limited Partnership
				By Belmont Capital Management, Inc.
				Its General Partner

Date:  March 30, 2009		By:  /s/ Michael Pacult
				Mr. Michael P. Pacult
				Sole Director, Sole Shareholder
				President and Treasurer

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 ANNUAL REPORT

                               December 31, 2008























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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

           Reports of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have audited the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2008.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bromwell Financial Fund, Limited Partnership as of December 31, 2008 and 2007, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.



/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
February 27, 2009


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

                          December 31, 2008 and 2007

  								2008		2007


Assets

  Cash								$493		$109

    Total assets						493		109

Liabilities

  Other accrued liabilities					27,123		28,082
  Due to related parties					85,074		50,574

    Total liabilities						112,197		78,656

Net assets							$(111,704)	$(78,547)


Analysis of net Assets

  Limited partners						$(68,239)	$(47,984)
  General partner						(43,465)	(30,563)

    Net assets (equivalent to $(43,464.59) and $(30,563.04)
     per unit)							$(111,704)	$(78,547)


Partnership units outstanding

  Limited partners units outstanding				1.57		1.57
  General partner units outstanding				1.00		1.00

    Total partnership units outstanding				2.57		2.57


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

             For the Years Ended December 31, 2008, 2007 and 2006



  									2008		2007		2006

Investment income

  Interest income							$-		$-		$-

    Total investment income						-		-		-

Expenses

  Professional accounting and legal fees				32,632		26,379		26,903
  Other operating and administrative expenses				525		1,285		1,528
    Total expenses							33,157		27,664		28,431

      Net investment (loss)						(33,157)	(27,664)	(28,431)

  Realized (loss) on exchange rate fluctuation				-		-		-
  Net increase (decrease) in unrealized appreciation on investments	-		-		-


  Net increase (decrease) in unrealized appreciation on investments	-		-		-



    Net (decrease) in net assets resulting from operations		$(33,157)	$(27,664)	$(28,431)

Net income (loss) per unit

  Limited partner							$(12,901.55)	$(10,764.21)	$(11,062.64)
  General partner							$(12,901.55)	$(10,764.21)	$(11,062.64)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

             For the Years Ended December 31, 2008, 2007 and 2006

										  Partners' Capital
  									General		Limited		Total
Net assets at December 31, 2005						$(8,736)	$(13,716)	$(22,452)

(Decrease) in net assets from operations:
  Net investment (loss)							(11,063)	(17,368)	(28,431)
  Net realized gain from investments and foreign currency transactions	-		-	-
  Net decrease in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		-		-	-

Net (decrease) in net assets resulting from operations			(11,063)	(17,368)	(28,431)

Net assets at December 31, 2006						(19,799)	(31,084)	(50,883)

(Decrease) in net assets from operations:
  Net investment (loss)							(10,764)	(16,900)	(27,664)
  Net realized gain from investments and foreign currency transactions	-		-	-
  Net decrease in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		-		-	-

Net (decrease) in net assets resulting from operations			(10,764)	(16,900)	(27,664)


Net assets at December 31, 2007						(30,563)	(47,984)	(78,547)

(Decrease) in net assets from operations:
  Net investment (loss)							(12,902)	(20,255)	(33,157)
  Net realized gain from investments and foreign currency transactions	-		-		-
  Net increase in unrealized appreciation from investments and
   translation of assets and liabilities in foreign currencies		-		-		-

Net (decrease) in net assets resulting from operations			(12,902)	(20,255)	(33,157)


Net assets at December 31, 2008						$(43,465)	$(68,239)	$(111,704)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

             For the Years Ended December 31, 2008, 2007 and 2006

  									2008		2007		2006

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(33,157)	$(27,664)	$(28,431)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash provided by (used in) operating activities:
    Increase (decrease) in other payables and accruals			(959)		10,255		16,311

      Net cash (used in) operating activities				(34,116)	(17,409)	(12,120)


Cash Flows from Financing Activities

  Increase in due to related parties					34,500		17,400		8,500

    Net cash provided by financing activities				34,500		17,400		8,500

      Net increase (decrease) in cash and cash equivalents		384		(9)		(3,620)

      Cash at the beginning of the year					109		118		3,738


      Cash at the end of the year					$493		$109		$118

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                           December 31, 2008 and 2007


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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $113,343 in reorganization costs from the cessation of trading on January 10, 2005 through December 31, 2008. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of December 31, 2008 and 2007, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										Balance			Per Unit Calculation
										December 31,			December  31,
  									2008		2007		2008		2007

  Net Asset Value for financial reporting purposes			$(111,704)	$(78,547)	$(43,464.59)	$(30,563.04)
  Adjustment for reorganization costs and other operating expenses	113,343		81,464		44,102.33	31,698.05
  Net Asset Value for all other purposes				$1,639		$2,917		$637.74		$1,135.01

  Number of Units											2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                           December 31, 2008 and 2007


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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2008 and 2007. There were no cash equivalents as of December 31, 2008 or December 31, 2007.

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

  Fund Reopening - The Fund was closed as of December 31, 2008. The Fund will reopen to new funds at a time to be set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.


  Recently Issued Accounting Pronouncements

  The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - "Fair Value Measurement", or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.
  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

  As of and for the year ended December 31,2008 the Fund had no investments.

  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivate instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statement issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Fund is currently evaluating the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

Reclassification

  Certain amounts in the 2007 financial statements were reclassified to conform with 2008 presentation.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                           December 31, 2008 and 2007


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

  Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48)," to the Fund, and has determined that FIN 48 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
  Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the General Partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing escrow account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the escrow funds will accrue to the account of the investor.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                           December 31, 2008 and 2007


5.	Fees

  The Fund charges the following fees upon the sale of the minimum and resumption of business:

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                           December 31, 2008 and 2007


6.	Related Party Transactions


  Amounts due to related parties at December 31, 2008 and consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of December 31, 2008 and 2007:

  						December 31,
  					2008		2007

  Futures Investment Company		$53,500		$18,200
  Belmont Capital Management, Inc.	27,541		28,341
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$85,074		$50,574


  The Fund has an agreement to pay commissions to related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. There were no related party commissions for the twelve months ended December 31, 2008, 2007 and 2006.


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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                           December 31, 2008 and 2007



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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should not fall below 10% of the Net Asset
Value.   Since trading ceased on January 10, 2005, no cash is deposited in trading accounts at December 31, 2008 and 2007.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at December 31, 2008 and 2007, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at December 31, 2008 and 2007, was $0.00 and $0.00, respectively.

  Open contracts generally mature within three months and as of December 31, 2008 and 2007, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                           December 31, 2008 and 2007


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

11.	Partnership Unit Transactions

As of December 31, 2008, 2007 and 2006 membership units were valued at $(43,464.59), $(30,563.04) and (19,798.83) respectively.

Transactions in membership units were as follows:

							Units						Amount
					2008		2007		2006		2008		2007		2006

Limited Partner Units
  Subscriptions				-		-		-		$-		$-		$-
  Redemptions				-		-		-		-		-		-
  Syndication costs			-		-		-		-		-		-
  Net (loss) for the year ended12/31	-		-		-		(20,255)	(16,900)	(17,368)
    Total				-		-		-		(20,255)	(16,900)	(17,368)

General Partner Units
  Subscriptions				-		-		-		-		-		-
  Redemptions				-		-		-		-		-		-
  Syndication costs			-		-		-		-		-		-
  Net (loss) for the year ended 12/31	-		-		-		(12,902)	(10,764)	(11,063)
    Total				-		-		-		(12,902)	(10,764)	(11,063)

Total Units
  Subscriptions				-		-		-		-		-		-
  Redemptions				-		-		-		-		-		-
  Syndication costs			-		-		-		-		-		-
  Net (loss) for the year ended 12/31	-		-		-		(33,157)	(27,664)	(28,431)
    Total				-		-		-		$(33,157)	$(27,664)	$(28,431)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                           December 31, 2008 and 2007



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

  The General Partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

  Effective April 1, 2005, the General Partner redeemed 33.88 units of the Fund, leaving 1 remaining General Partner unit.


13.	Financial Highlights

									Years  Ended December 31,
  						2008		2007		2006		2005		2004
  Performance per unit (3)

  Net unit value, beginning of year		$(30,563.04)	$(19,798.83)	$(8,736.19)	$747.41		$824.69

  Net realized and unrealized gains/
  (losses) on commodity transactions		-		-		-		(8,996.23)	89.50

  Investment and other income			-		-		-		14.07		15.67  -
  Expenses   (1)				(12,901.55)	(10,764.21)	(11,062.64)	(501.44)	(182.45)

  Net (decrease) for the year			(12,901.55)	(10,764.21)	(11,062.64)	(9,483.60)	(77.28)

  Net unit value, end of year			$(43,464.59)	$(30,563.04)	$(19,798.83)	$(8,736.19)	$747.41

  Net assets, end of year (000)			$(112)		$(79)		$(51)		$(22)		$712
														$	-

  Total return					(42.21)%	(45.35)%	(88.48)%	(1268.86)%	(9.37)%

  Number of units outstanding at the end
   of the year					2.57		2.57		2.57		2.57		953.23

  Supplemental Data:
  Ratio to average net assets
  Investment and other income			0.00%		0.00%		0.00%		11.60%		2.11%
  Expenses (2)					(42.21)%	(45.35)%	(88.48)%	(397.64)%	(20.62)%


  Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Includes brokerage commissions

(2)	Excludes brokerage commissions


(3)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                           December 31, 2008 and 2007


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				March 31, 2009
  Michael Pacult	         		Date
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership