Form 10-Q
period 2009-03-31
BROMWELL FINANCIAL FUND LP
filed 2009-05-21
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [
]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ ] No [X]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2009 are attached hereto at page F-1 and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Fund suspended trading on January 10, 2005. All but the General Partner and one limited partner who are affiliated with the General Partner redeemed their Units. The Fund terminated the commodity trading advisor with the view that a new trading advisor would be selected and the fund would reopen for new investment. At some time in the future, Registrant will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors its management selects.

No sales were made since the suspension of trading as of the date of this Report. The Partnership will sell the balance of un-issued registered securities of $4,474,938, as of the date of this Report until the total amount of registered securities, $7,000,000, is sold or the offering terminates.
Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until the balance of $4,474,938 in face amount of Units is sold as of the date of this Report. Of the $7,000,000 of Units registered, $2,525,062 has been sold, have been redeemed and will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the remaining $4,474,938 in face amount of limited partnership interests. Absent the registration of additional Units, the Fund will be capitalized at $7,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during and in between the three months ended March 31, 2009 and March 31, 2008. For non-financial reporting purposes (subscription and redemption purposes), its net asset value
(NAV) per Unit was $637.74 as of March 31, 2009 and March 31, 2008. For financial reporting purposes, its net asset value (NAV) per Unit was $(49,043.58) as of March 31, 2009 and $(33,170.82) as of March 31, 2008.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(14,338) [$(5,578.99) per Unit] and $(6,702) [$(2,607.78) per Unit] for the
three months ended March 31, 2009 and March 31, 2008. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from January 10, 2005 through March 31, 2009.

The Fund did not have any additions or withdrawals during or in between the three months ended March 31, 2009 and March 31, 2008.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss. See the Fund's Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

Item 4T.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2008 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Bromwell Financial Fund, Limited Partnership
				By Belmont Capital Management, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner


Date:	May 19, 2009

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                March 31, 2009























                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                     Index to the Financial Statements


  								Page

  Reports of Independent Registered Public Accounting Firm	F-2

  Financial Statements

  Statements of Assets and Liabilities				F-3

  Statements of Operations					F-4

  Statements of Changes in Net Assets				F-5

  Statements of Cash Flows					F-6

  Notes to the Financial Statements			     F-7 - F-13

  Affirmation of the Commodity Pool Operator			F-14

                      Jordan, Patke & Associates, Ltd.

                        Certified Public Accountants

          Reports of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of March 31, 2009 and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2009 and 2008. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of December 31, 2008 and the related statements of operations, changes in net assets and cash flows for the year ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 14, 2009


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

									March 31,	December 31,
  									2009		2008
									(A Review)

Assets

  Cash									$210		$493

  Total assets								210		493

Liabilities

  Accrued expenses							26,878		27,123
  Due to related parties						99,374		85,074

  Total liabilities							126,252		112,197

Net assets								$(126,042)	$(111,704)


Analysis of net Assets

  Limited partners							$(76,998)	$(68,239)
  General partner							(49,044)	(43,465)

  Net assets (equivalent to $(49,043.58) and $(43,464.59) per unit)	$(126,042)	$(111,704)


Partnership units outstanding

  Limited partners units outstanding					1.57		1.57
  General partner units outstanding					1.00		1.00

  Total partnership units outstanding					2.57		2.57

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

 										Three Months Ended March 31,
  										2009		2008

Investment income

  Interest income								$-		$-

    Total investment income							-		-

Expenses

  Professional accounting and legal fees					14,158		6,454
  Other operating and administrative expenses					180		248

    Total expenses								14,338		6,702

      Net investment (loss)							(14,338)	(6,702)


        Net (decrease) in net assets resulting from operations			$(14,338)	$(6,702)

Net income (loss) per unit
  Limited partner unit								$(5,578.99)	$(2,607.78)
  General partner unit								$(5,578.99)	$(2,607.78)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

  									Partners' Capital
  								General		Limited		Total
Net assets at December 31, 2007					$(30,563)	$(47,984)	$(78,547)

(Decrease) in net assets from operations:
  Net investment (loss)						(2,608)		(4,094)		(6,702)

Net (decrease) in net assets resulting from operations		(2,608)		(4,094)		(6,702)


 Net assets at March 31, 2008					$(33,171)	$(52,078)	$(85,249)



Net Assets December 31, 2008					$(43,465)	$(68,239)	$(111,704)
  Net investment (loss)						(5,579)		(8,759)		(14,338)

Net (decrease) in net assets resulting from operations		(5,579)		(8,759)		(14,338)


Net assets at March 31, 2009					$(49,044)	$(76,998)	$(126,042)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

 									Three Months Ended March 31,
  									2009		2008

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(14,338)	$(6,702)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
    (Decrease) in accrued expenses					(245)		(2,666)

    Net cash (used in) operating activities				(14,583)	(9,368)


Cash Flows from Financing Activities

  Increase in due to related parties					14,300		9,300

    Net cash provided by financing activities				14,300		9,300

      Net (decrease) in cash and cash equivalents			(283)		(68)

      Cash at the beginning of the period				493		109

      Cash at the end of the period					$210		$41

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $127,681 in reorganization costs from the cessation of trading on January 10, 2005 through March 31, 2009. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of March 31, 2009 and December 31, 2008, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										Balance			Per Unit Calculation
									March 31,	December 31,	March 31,	December 31,
  									2009		2008		2009		2008

  Net Asset Value for financial reporting purposes			$(126,042)	$(111,704)	$(49,043.58)	$(43,464.59)
  Adjustment for reorganization costs and other operating expenses	127,681		113,343		49,681.32	44,102.33
  Net Asset Value for all other purposes				$1,639		$1,639		$637.74		$637.74

  Number of Units											2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)

2.	Significant Accounting Policies - Continued

  Use of Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ending March 31, 2009 and December 31, 2008. There were no cash equivalents as of March 31, 2009 or December 31, 2008.

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

  Fund Reopening - The Fund was closed as of March 31, 2009. The Fund will reopen to new funds at a time to be set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.


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

  As of and for the period ending March 31, 2009, the Fund had no investments.

  The Fund adopted the provisions of Statement of Financial Accounting Statement No. 161 - "Disclosures About Derivative Instruments and Hedging Activities" ("SFAS 161"), as of January 1, 2009. SFAS 161 provides for disclosures about derivative instruments and hedging activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Fund ceased operation on January 10, 2005. As a result, the adoption of SFAS 161 imposes no impact on the presentation of the Fund's financial statements for the reporting period.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)

5.	Fees

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

  A 4% management fee on net assets will be paid to the General Partner.


  The General Partner has reserved the right to change the management fee and the incentive fee at its sole discretion.

6.	Related Party Transactions


  Amounts due to related parties at March 31, 2009 and December 31, 2008 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of March 31, 2009 and December 31, 2008:

  						March 31,	December 31,
  						2009		2008

  Futures Investment Company			$67,800		$53,500
  Belmont Capital Management, Inc.		27,541		27,541
  Ashley Capital Management, Inc.		3,033		3,033
  Michael Pacult				1,000		1,000

  Total due to related parties			$99,374		$85,074


  The Fund has an agreement to pay commissions to related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. There were no related party commissions for the three months ended March 31, 2009 or March 31, 2008.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should not fall below 10% of the Net Asset
Value.   Since trading ceased on January 10, 2005, no cash is deposited in trading accounts at March 31, 2009 and December 31, 2008.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at March 31, 2009, and December 31, 2008 respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at March 31, 2009 and December 31, 2008, was $0.00 and $0.00, respectively.

  Open contracts generally mature within three months and as of March 31, 2009 and December 31, 2008, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)

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

11.	Partnership Unit Transactions

  7481.35	As of March 31, 2009 and 2008 partnership units were valued at
$(49,043.58), and $(33,170.82), respectively.

Transactions in membership units were as follows:

							Units				Amount
						2009		2008		2009		2008

  Limited Partner Units
  Subscriptions					-		-		$-		$-
  Redemptions					-		-		-		-
  Syndication costs				-		-		-		-
  Net (loss) for the period ended 3/31		-		-		(8,759)		(4,094)
    Total					-		-		(8,759)		(4,094)

  General Partner Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Syndication costs				-		-		-		-
  Net (loss) for the period ended 3/31		-		-		(5,579)		(2,608)
    Total					-		-		(5,579)		(2,608)

  Total Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Syndication costs				-		-		-		-
  Net (loss) for the period ended 3/31		-		-		(14,338)	(6,702)
    Total					-		-		$(14,338)	$(6,702)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
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

  The General Partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

  Effective April 1, 2005, the General Partner redeemed 33.88 units of the Fund, leaving one remaining General Partner unit.


13.	Financial Highlights

  								Three Months Ended March 31,
  								2009		2008
  Performance per unit (1)

  Net unit value, beginning of period				$(43,464.59)	$(30,563.04)

  Net realized and unrealized gains/
  (losses) on commodity transactions				-		-

  Investment and other income					-		-

  Expenses							(5,578.99)	(2,607.78)

  Net (decrease) for the period					(5,578.99)	(2,607.78)

  Net unit value, end of period					$(49,043.58)	$(33,170.82)

  Net assets, end of period (000)				$(126)		$(85)


  Total return (2)						(12.84)%	(8.53)%

  Number of units outstanding at the end of the period		2.57		2.57

  Supplemental Data:
  Ratio to average net assets
  Investment and other income (3)				0.00%		0.00%
  Expenses (3)							(51.34)%	(34.13)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


(1)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

(2)	Not annualized

(3)	Annualized

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                                March 31, 2009


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				May 19, 2009
  Michael Pacult	           		Date
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership