Form 10-Q
period 2009-06-30
BROMWELL FINANCIAL FUND LP
filed 2009-08-20
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X] No [   ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2009 are attached hereto at page F-1 and made a part hereof.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during and in between the six months ended June 30, 2009 and June 30, 2008. For non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit was $637.74 and $637.74 as of June 30, 2009 and June 30, 2008
respectively.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(19,801.00) [$(7,704.67) per Unit] and $(14,703.00) [$(5,721.01) per Unit]
for the six months ended June 30, 2009 and June 30, 2008. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through June 30, 2009.

The Fund did not have any additions or withdrawals during or in between the six months ended June 30, 2009 and June 30, 2008.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On February 20, 2007, MFI also settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons ("AP") who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec. Sec. 11, 12, and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account, which losses MFG was responsible to pay as an exchange clearing member.

In connection with the incident involving the trading losses referenced above, the CFTC issued a formal order of investigation naming MFG and the AP. The CFTC, in coordination with the Chicago Mercantile Exchange ("CME"), has been collecting documentation and taking depositions of MFG employees. This investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. MF Global has established an accrual of $10.0 million to cover potential CFTC civil monetary penalties in this matter and the two CFTC matters referred to below. This is MFG's best estimate at this time and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

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

Additionally, MFG is currently cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York, with which the CFTC and the SEC are also involved. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. An MFG broker did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the

MFG broker disseminated to MFG's customers, including BMO, as price indications that reflected a consensus. MFG has been told that neither MFG nor the broker are targets of the Grand Jury investigation. In connection with this investigation, MFG has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and MFG with derivative liability for the broker's actions. It is not yet certain what action the CFTC may take against MFG or the broker, but see the reference to a $10.0 million accrual above.

On December 12, 2008, MFG settled three CME Group disciplinary actions involving allegations that on a number of occasions in 2006 and 2007, MFG employees engaged in impermissible pre-execution communications in connection with trades executed on the e-cbot electronic trading platform, withheld customer orders that were executable in the market for the purpose of soliciting, and brokering contra-orders and crossed orders on the e-cbot trading platform without allowing for the minimum required exposure period between the entry of the orders. MFG was also charged with failing to properly supervise its employees in connection with these trades. Without admitting or denying any wrongdoing, MFG consented to an order of a CME Business Conduct Committee Panel which found that MFG violated legacy CBOT Rule 504.00 and Regulations 480.10 and 9B.13 and 9B.13(c) and ordered MFG to pay a $400,000 fine, cease and desist from similar conduct and, in consultation with CME Market Regulation staff, enhance its training practices and supervisory procedures regarding electronic trading practices. The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Bromwell Financial Fund, Limited Partnership
				By Belmont Capital Management, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner

Date:	August 18, 2009

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                 June 30, 2009























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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of June 30, 2009 and the related statements of operations for the three and six months ended June 30, 2009 and 2008, and the statements of changes in net assets and cash flows for the six months ended June 30, 2009 and 2008. These financial statements are the responsibility of the Partnership's management.

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

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 10, 2009


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

									June 30,	December 31,
 									 2009		2008
  									(A Review)

Assets

  Cash									$146		$493

    Total assets							146		493

Liabilities

  Accrued expenses							26,877		27,123
  Due to related parties						104,774		85,074

    Total liabilities							131,651		112,197

Net assets								$(131,505)	$(111,704)


Analysis of net assets

  Limited partners							$(80,335)	$(68,239)
  General partner							(51,170)	(43,465)

    Net assets (equivalent to $(51,169.26) and $(43,464.59) per unit)	$(131,505)	$(111,704)


Partnership units outstanding

  Limited partners units outstanding					1.57		1.57
  General partner units outstanding					1.00		1.00

    Total partnership units outstanding					2.57		2.57


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)


								Three Months Ended June 30,	Six Months Ended June 30,
  								2009		2008		2009		2008

Investment income

  Interest income						$-		$-		$-		$-

    Total investment income					-		-		-		-

Expenses

  Professional accounting and legal fees			5,169		7,733		19,326		14,187

  Other operating and administrative expenses			295		268		475		516

    Total expenses						5,464		8,001		19,801		14,703

      Net investment (loss)					(5,464)		(8,001)		(19,801)	(14,703)


        Net (decrease) in net assets resulting from operations	$(5,464)	$(8,001)	$(19,801)	$(14,703)

Net income (loss) per unit
  Limited partner unit						$(2,125.97)	$(3,113.23)	$(7,704.67)	$(5,721.01)
  General partner unit						$(2,125.97)	$(3,113.23)	$(7,704.67)	$(5,721.01)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

Six Months Ended June 30, 2008					  Partners' Capital
  							General		Limited		Total

Net assets at December 31, 2007				$(30,563)	$(47,984)	$(78,547)

(Decrease) in net assets from operations:
Net investment (loss)					(5,721)		(8,982)		(14,703)

Net (decrease) in net assets resulting from operations	(5,721)		(8,982)		(14,703)


Net assets at June 30, 2008				$(36,284)	$(56,966)	$(93,250)

 Six Months Ended June 30, 2009

Net assets at December 31, 2008				$(43,465)	$(68,239)	$(111,704)

(Decrease) in net assets from operations:
Net investment (loss)					(7,705)		(12,096)	(19,801)

Net (decrease) in net assets resulting from operations	(7,705)		(12,096)	(19,801)


Net assets at June 30, 2009				$(51,170)	$(80,335)	$(131,505)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

  									Six Months Ended June 30,
  									2009		2008

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(19,801)	$(14,703)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Decrease) in accrued expenses					(245)		(2,666)

    Net cash (used in) operating activities				(20,046)	(17,369)


Cash Flows from Financing Activities

  Increase in due to related parties					19,699		17,700

    Net cash provided by financing activities				19,699		17,700

      Net increase (decrease) in cash and cash equivalents		(347)		331

      Cash at the beginning of the period				493		109


      Cash at the end of the period					$146		$440

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)

1.	Nature of the Business

  Bromwell Financial Fund, Limited Partnership (the "Fund") was formed January 12, 1999 under the laws of the State of Delaware. The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July 2000 to January 10, 2005. On that date, all trading was suspended and, subsequently, all limited partners, except an affiliate of the general partner, redeemed their Units. Belmont Capital Management, Inc. ("Belmont") is the general partner and commodity pool operator ("CPO") of the Fund. Concurrent with the effectiveness on April 13, 2005 of post effective amendment no. 9 to the Fund's registration statement, NuWave Investment Corporation became the Fund's commodity trading advisor ("CTA"). In the near future, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells $1,000,000 in limited partnership units, it will restart active trading of futures and options on futures through NuWave as CTA.

2.	Significant Accounting Policies

  Regulation - The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933 (the "Act"). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund is also subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $133,144 in reorganization costs from the cessation of trading on January 10, 2005 through June 30, 2009. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of June 30, 2009 and December 31, 2008, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										  Balance		    Per Unit Calculation
									June 30, 2009	December 31,	June 30, 2009	December 31,
  									2009		2008		2009		2008

  Net Asset Value for financial reporting purposes			$(131,505)	$(111,704)	$(51,169.26)	$(43,464.59)
  Adjustment for reorganization costs and other operating expenses	133,144		113,343		51,807.00	44,102.33
  Net Asset Value for all other purposes				$1,639		$1,639		$637.74		$637.74

    Number of Units											2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ending June 30, 2009 and 2008.

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

  Fund Reopening - The Fund was closed as of June 30, 2009. The Fund will reopen to new funds at a time to be set by the general partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.

  Fair Value Measurement - The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - "Fair Value Measurement", or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

  As of and for the period and year ending June 30, 2009 and December 31, 2008, the Fund had no investments.

  Recently Issued Accounting Pronouncement - The Fund adopted the provisions of Statement of Financial Accounting Statement No. 161 - "Disclosures About Derivative Instruments and Hedging Activities" ("SFAS 161"), as of January 1, 2009. SFAS 161 provides for disclosures about derivative instruments and hedging activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Fund ceased operation on January 10, 2005. As a result, the adoption of SFAS 161 imposes no impact on the presentation of the Fund's financial statements for the reporting period.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
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

  Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the General Partner no less than ten business days prior to a month end. Redemptions are generally paid within twenty days of the effective month end. However, in various circumstances the General Partner may be unable to comply with the request on a timely basis. There are no fees for redemption.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
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


  Amounts due to related parties at June 30, 2009 and December 31, 2008 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and Belmont Capital Management, Inc., the Fund's general partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of June 30, 2009 and December 31, 2008:

  					June 30,	December 31,
  					2009		2008

  Futures Investment Company		$73,200		$53,500
  Belmont Capital Management, Inc.	27,541		27,541
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$104,774	$85,074


  The Fund has an agreement to pay commissions to related parties, Belmont Capital Management, the Fund's general partner and Futures Investment Company, the introducing broker. There were no related party commissions for the six months ended June 30, 2009 or June 30, 2008.


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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should not fall below 10% of the Net Asset
Value.   Since trading ceased on January 10, 2005, no cash is deposited in trading accounts at June 30, 2009 and December 31, 2008.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at June 30, 2009, and December 31, 2008 respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at June 30, 2009 and December 31, 2008, was $0.00 and $0.00, respectively.

  Open contracts generally mature within three months and as of June 30, 2009 and December 31, 2008, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)

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

11.	Partnership Unit Transactions

As of June 30, 2009 and 2008 partnership units were valued at $(51,169.26), and $(36,284.05), respectively.

Transactions in membership units were as follows:

						Units				Amount
					2009		2008		2009		2008

Limited Partner Units
Subscriptions				-		-		$-		$-
Redemptions				-		-		-		-
Syndication costs			-		-		-		-
Net (loss) for the period ended 6/30	-		-		(12,096)	(8,982)
  Total					-		-		(12,096)	(8,982)

General Partner Units
Subscriptions				-		-		-		-
Redemptions				-		-		-		-
Syndication costs			-		-		-		-
Net (loss) for the period ended 6/30	-		-		(7,705)		(5,721)
  Total					-		-		(7,705)		(5,721)

Total Units
Subscriptions				-		-		-		-
Redemptions				-		-		-		-
Syndication costs			-		-		-		-
Net (loss) for the period ended 6/30	-		-		(19,801)	(14,703)
  Total					-		-		$(19,801)	$(14,703)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
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

  The General Partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

  Effective April 1, 2005, the General Partner redeemed 33.88 units of the Fund, leaving one remaining General Partner unit.


13.	Financial Highlights

						Three Months Ended June 30,	For Six Months Ended June 30,
						2009		2008		2009		2008
  Performance per unit (1)

  Net unit value, beginning of period		$(49,043.58)	$(33,170.82)	$(43,464.59)	$(30,563.04)

  Net realized and unrealized gains/
  (losses) on commodity transactions		-		-		-		-
  Investment and other income			-		-		-		-
  Expenses					(2,125.68)	(3,113.23)	(7,704.67)	(5,721.01)

  Net (decrease) for the period			(2,125.68)	(3,113.23)	(7,704.67)	(5,721.01)

  Net unit value, end of period			$(51,169.26)	$(36,284.05)	$(51,169.26)	$(36,284.05)

  Net assets, end of period (000)		$(132)		$(93)		$(132)		$(93)


  Total return (2)				(4.33)%		(9.39)%		(17.73)%	(18.72)%

  Number of units outstanding at the
   end of the period				2.57		2.57		2.57		2.57

  Supplemental Data:
  Ratio to average net assets
  Investment and other income (3)		0.00%		0.00%		0.00%		0.00%
  Expenses (3)					(17.34)%	(37.54)%	(35.45)%	(37.44)%

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

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                For the Six Months Ended June 30, 2009 and 2008


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership