Form 10-Q
period 2009-09-30
BROMWELL FINANCIAL FUND LP
filed 2009-11-16
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2009

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2009 are attached hereto at page F-1 and made a part hereof.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during and in between the nine months ended September 30, 2009 and September 30, 2008. For non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit was $637.74 and $637.74 as of September 30, 2009 and September 30, 2008 respectively.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced losses of $(22,350) [$(8,696.50) per Unit] and $(19,605) [$(7,628.40) per Unit] for the nine months ended September 30, 2009 and September 30, 2008. The increase in losses was primarily due to higher compliance costs with respect to keeping the registration of the Fund's securities current. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income since the General Partner suspended trading on January 10, 2005.

The Fund did not have any additions or withdrawals during or in between the nine months ended September 30, 2009 and September 30, 2008.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

At any given time, MFG is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this report, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Fund. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this report that MFI would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the CPO, the CTA and the Selling Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Secs 11, 12, and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account, which losses MFG was responsible to pay as an exchange clearing member.

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

On August 28, 2009, BMO instituted suit against MFG and our former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO's Market Risk Department ("MRD") as independent quotes when defendants knew, or should have known, that David Lee, BMO's trader, created the quotes which, in circular fashion, were passed on to BMO through our broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFG and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by our actions in sending price indications to the BMO MRD, and substantially assisted Lee's breach of his fiduciary duties to BMO as its employee. The facts underlying this action also relate to the on-going CFTC natural gas price information investigation described above in "CFTC Natural Gas Price Information Investigation." The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $635.9 million) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to us (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. This litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

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

In or about October 2003, the Company uncovered an apparent fraudulent scheme conducted by third parties unrelated to the Company that may have victimized a number or its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at the Company were utilized to siphon money out of these accounts, on some occasions shortly after they were established. The Company was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a NFA panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding were approximately $1,700,000 in compensatory damages, unspecified punitive damages and attorney's fees in addition to the rescission of certain deposit agreements.

The NFA arbitration was settled for $200,000 as to one claimant and a net of $240,000 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6,000,000 in compensatory damages and $12,000,000 in punitive damages. During the year ended March 31, 2009, the FINRA arbitration was settled for an aggregate of $800,000.

MFG was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. ("Eagletech") and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as "100 John Doe defendants or their nominee entities". The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that "Man Group PLC d/b/a Man Financial Inc" participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C.
Sec 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act ("PSLRA") and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court's June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal. MFG is unsure of whether plaintiffs will pursue the State Court action. Since the case is in its earliest stages, it is difficult to determine exposure, if any. MFG intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

In December 2007, the Company, along with four other futures commission merchants ("FCMs"), were named as defendants in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that MFG and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. MFG filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, MFG intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

The Liquidation Trustee ("Trustee") for Sentinel Management Group, Inc. ("Sentinel") sued the Company in June 2009 on the theory that our withdrawal of $50.2 million within 90 days of the filing of Sentinel's bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. MFG believes there are substantial defenses available to us and MFG intends to resist the Trustee's attempt to recover those funds from us. In addition, to the extent the Trustee recovered any funds from us, MFG would be able to assert an offsetting claim in that amount against the assets available in Sentinel's bankruptcy case. The matter is in its early stages and litigation has just commenced. No provision for losses has been recorded in connection with this claim.

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and MFG, among others, in the United States District Court for the Eastern District of New York, alleging that MFG, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400 million. MFG has made a motion to dismiss which is currently pending before the court. The litigation is in its earliest stages. MFG believes we have meritorious defenses and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

In the late spring of 2009, the Company was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG "materially aided and abetted" Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages "in excess of" $0.01 million each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed. MFG believes we have meritorious defenses and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

The Company and MF Global Market Services LLC ("Market Services") are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ("Morgan Fuel") and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the "Bottinis"). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals.

MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. On October 6, 2008, Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority ("FINRA") to recover $8.3 million, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Each of the Bottinis executed a guaranty in favor of Market Services personally and unconditionally guaranteeing payment of the obligations of Morgan Fuel upon written demand by Market Services. Market Services asserted a claim of breach of contract based upon the Bottinis' failure to honor the guarantees.

Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses. Morgan Fuel contends that MFG and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. The Supreme Court of New York for the County of New York has temporarily stayed the arbitration commenced by Morgan Fuel on the ground that there is no agreement to arbitrate. The motion for a permanent stay was denied and MFG has appealed that decision.

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party was also denied and MFG has appealed that decision as well.

It is difficult at this stage to determine exposure, if any. In any event, MFG intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

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

MFG acts only as clearing broker for the Fund's futures accounts and as such is paid commissions for executing and clearing trades. MFG has not passed upon the adequacy or accuracy of the Fund's prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on MFG in deciding whether or not to participate in the Fund.

MFG has represented to the General Partner that that none of the events it has reported will not now, or at any time in the future, interfere with its
performance as the FCM for the Fund's account.   The Fund is not aware of any
threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:				Bromwell Financial Fund, Limited Partnership
					By Belmont Capital Management, Incorporated

					Its General Partner

					By: /s/ Michael Pacult
	 				Mr. Michael Pacult
					Sole Director, Sole Shareholder,
 					President, and Treasurer of the General Partner

Date:	November 16, 2009

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                              September 30, 2009























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

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of September 30, 2009 and the related statements of operations for the three and nine months ended September 30, 2009 and 2008, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2009 and 2008. These financial statements are the responsibility of the Partnership's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
November 9, 2009


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

									September 30,	December 31,
  									2009		2008
									(A Review)

Assets

  Cash									$298		$493

    Total assets							298		493

Liabilities

  Accrued expenses							26,878		27,123
  Due to related parties						107,474		85,074

    Total liabilities							134,352		112,197

Net assets								$(134,054)	$(111,704)


Analysis of net assets

  Limited partner							$(81,893)	$(68,239)
  General partner							(52,161)	(43,465)

    Net assets (equivalent to $(52,161.09) and $(43,464.59) per unit)	$(134,054)	$(111,704)


Partnership units outstanding

  Limited partner units outstanding					1.57		1.57
  General partner units outstanding					1.00		1.00

    Total partnership units outstanding					2.57		2.57


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)


								Three Months Ended September 30,	Nine Months Ended September 30,
								2009		2008			2009		2008

Investment income

  Interest income						$-		$-			$-		$-

  Total investment income					-		-			-		-

Expenses

  Professional accounting and legal fees			1,699		4,893			21,025		19,080
  Other operating and administrative expenses			850		9			1,325		525

  Total expenses						2,549		4,902			22,350		19,605

  Net investment (loss)						(2,549)		(4,902)			(22,350)	(19,605)


  Net (decrease) in net assets resulting from operations	$(2,549)	$(4,902)		$(22,350)	$(19,605)

Net income (loss) per unit

Limited partner	Limited partner unit				$(991.83)	$(1,907.39)		$(8,696.50)	$(7,628.40)
General partner	General partner unit				$(991.83)	$(1,907.39)		$(8,696.50)	$(7,628.40)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

									  Partners' Capital
								General		Limited		Total

Nine Months Ended September 30, 2008

Net assets at December 31, 2007					$(30,563)	$(47,984)	$(78,547)

(Decrease) in net assets from operations:
  Net investment (loss)						(7,628)		(11,977)	(19,605)

Net (decrease) in net assets resulting from operations		(7,628)		(11,977)	(19,605)

Net Assets September 30, 2008					$(38,191)	$(59,961)	$(98,152)


Nine Months Ended September 30, 2009

Net assets at December 31, 2008					$(43,465)	$(68,239)	$(111,704)

(Decrease) in net assets from operations:
  Net investment (loss)						(8,696)		(13,654)	(22,350)

Net (decrease) in net assets resulting from operations		(8,696)		(13,654)	(22,350)


Net assets at September 30, 2009				$(52,161)	$(81,893)	$(134,054)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

  								Nine Months Ended September 30,
								2009		2008

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(22,350)	$(19,605)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Decrease) in accrued expenses				(245)		(2,666)

    Net cash (used in) operating activities			(22,595)	(22,271)


Cash Flows from Financing Activities

  Increase in due to related parties				22,400		22,900

    Net cash provided by financing activities			22,400		22,900

      Net increase (decrease) in cash and cash equivalents	(195)		629

      Cash at the beginning of the period			493		109


      Cash at the end of the period				$298		$738


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
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

  "FASB 168 ""Accounting Standards Codification"" - On July 1, 2009, the Financial Accounting Standards Board ("FASB") officially released the Accounting Standards Codification (the "Codification" or "ASC"). Pursuant to FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles will be effective for interim and annual periods ending after September 15, 2009. The Fund adopted FASB 168 ""Accounting Standards Codification"" on July 1, 2009.
 "
  The Codification does not change accounting principles generally accepted in the United States of America ("U.S. GAAP") but it is a major restructuring of how accounting and reporting standards that constitute how U.S. GAAP are organized. That is, the Codification will be the single source of authoritative non governmental U.S. GAAP. The organizational changes are expected to make U.S. GAAP easier to research by simplifying user access to all authoritative guidance. As a result, content will reside in new locations within the Codification which means referencing to specific guidance will change.

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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. GAAP, all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $135,693 in reorganization costs from the cessation of trading on January 10, 2005 through September 30, 2009. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse Belmont Capital, the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of September 30, 2009 and December 31, 2008, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										Balance			   Per Unit Calculation
									September 30,	December 31,	September 30,	December 31,
  									2009		2008		2009		2008

  Net Asset Value for financial reporting purposes			$(134,054)	$(111,704)	$(52,161.09)	$(43,464.59)
  Adjustment for reorganization costs and other operating expenses	135,693		113,343		52,798.83	44,102.33
  Net Asset Value for all other purposes				$1,639		$1,639		$637.74		$637.74

  Number of Units											2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)

2.	Significant Accounting Policies - Continued

  Use of Accounting Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.
  Management has continued to evaluate the application of Accounting Standards Codification 740-10-25, "Income Taxes-Overall-Recognition" to the Fund and has determined that ASC 740-10-25 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ending September 30, 2009 and 2008.

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

  Fund Reopening - The Fund was closed as of September 30, 2009. The Fund will reopen to new funds at a time to be set by the General Partner. The minimum amount of interests that the General Partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.

  Fair Value Measurement and Disclosures - The Fund adopted the provisions of Accounting Standards Codification 820 - "Fair Value Measurement and Disclosures" (ASC 820) as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
  ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.
  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

  As of and for the period and year ending September 30, 2009 and December 31, 2008, the Fund had no investments.

  Recently Issued Accounting Pronouncement - The Fund adopted the provisions of Accounting Standards Codification 815 - "Derivatives and Hedging" ("ASC 815"), as of January 1, 2009. ASC 815 provides for disclosures about derivative instruments and hedging activities. ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, performance and cash flows. ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Fund ceased operation on January 10, 2005. As a result, the adoption of ASC 815 imposes no impact on the presentation of the Fund's financial statements for the reporting period.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
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


  Amounts due to related parties at September 30, 2009 and December 31, 2008 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and Belmont Capital Management, Inc., the Fund's General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of September 30, 2009 and December 31, 2008:

  					September 30,	December 31,
  					2009		2008

  Futures Investment Company		$75,900		$53,500
  Belmont Capital Management, Inc.	27,541		27,541
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$107,474	$85,074


  The Fund has an agreement to pay commissions to related parties, Belmont Capital Management, the Fund's General Partner and Futures Investment Company, the introducing broker. There were no related party commissions for the nine months ended September 30, 2009 or September 30, 2008.


  Accounting Standards Codification 460, "Guarantees", identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should not fall below 10% of the Net Asset
Value.   Since trading ceased on January 10, 2005, no cash is deposited in trading accounts.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0.00 and $0.00 on long positions at September 30, 2009, and December 31, 2008 respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at September 30, 2009 and December 31, 2008, was $0.00 and $0.00, respectively.

  Open contracts generally mature within three months and as of September 30, 2009 and December 31, 2008, there were no open contracts.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)

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

  All investment holdings are recorded in the statement of assets and liabilities at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of assets and liabilities at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

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

11.	Partnership Unit Transactions

As of September 30, 2009 and 2008 partnership units were valued at $(52,161.09), and $(38,191.44), respectively.

Transactions in membership units were as follows:

						Units				Amount
					2009		2008		2009		2008

  Limited Partner Units
  Subscriptions				-		-		$-		$-
  Redemptions				-		-		-		-
  Syndication costs			-		-		-		-
  Net (loss) for the period ended 9/30	-		-		(13,654)	(11,977)
    Total				-		-		(13,654)	(11,977)

  General Partner Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Syndication costs			-		-		-		-
  Net (loss) for the period ended 9/30	-		-		(8,696)		(7,628)
    Total				-		-		(8,696)		(7,628)

  Total Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Syndication costs			-		-		-		-
  Net (loss) for the period ended 9/30	-		-		(22,350)	(19,605)
    Total				-		-		$(22,350)	$(19,605)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
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

  The General Partner and the affiliated limited partner intend to reopen the Fund under revised business terms with one or more different CTA's.

  Effective April 1, 2005, the General Partner redeemed 33.88 units of the Fund, leaving one remaining General Partner unit.
13.	Subsequent Events
  The General Partner evaluated subsequent events through November 9, 2009. There were no subsequent events to disclose.

14.	Financial Highlights

								Three Months Ended September 30,Nine Months Ended September 30,
								2009		2008		2009		2008
  Performance per unit (1)

  Net unit value, beginning of period				$(51,169.26)	$(36,284.05)	$(43,464.59)	$(30,563.04)

  Net realized and unrealized gains/
  (losses) on commodity transactions				-		-		-		-

  Investment and other income					-		-		-		-

  Expenses							(991.83)	(1,907.39)	(8,696.50)	(7,628.40)

  Net (decrease) for the period					(991.83)	(1,907.39)	(8,696.50)	(7,628.04)

  Net unit value, end of period					$(52,161.09)	$(38,191.44)	$(52,161.09)	$(38,191.44)

  Net assets, end of period (000)				$(134)		$(98)		$(134)		$(98)


  Total return (2)						(1.94)%		(5.26)%		(20.01)%	(24.96)%

  Number of units outstanding at the end of the period		2.57		2.57		2.57		2.57

  Supplemental Data:
  Ratio to average net assets
  Investment and other income (3)				0.00%		0.00%		0.00%		0.00%
  Expenses (3)							(7.75)%		(21.03)%	(26.68)%	(33.28)%

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

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Nine Months Ended September 30, 2009 and 2008


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership