Form 10-K
period 2009-12-31
BROMWELL FINANCIAL FUND LP
filed 2010-03-31
CIK 1093661

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-85755

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

	Delaware				51-0387638
	State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization		Identification No.)

                     505 Brookfield Drive, Dover, DE	19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (800) 331-1532

          Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
	None			None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]		Accelerated filer 		[  ]

Non-accelerated filer	[X]		Smaller reporting company	[  ]
(Do not check if a
smaller reporting company)

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

The Partnership intends to sell the balance of un-issued registered securities of $4,474,938, as of December 31, 2009, until the total amount of registered securities, $7,000,000, is sold or the offering terminates. Upon the sale of $1,000,000 in Units, the Fund will recommence trading with NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, as sole CTA. The General Partner, in its sole discretion selects the CTA and the amount of equity assigned to the CTAs, from time to time.

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

In May 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accept a cease and desist order.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec. 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed.

On December 17, 2009, MFG settled a CFTC administrative proceeding in connection with the Trading Incident and three other matters without admitting or denying any allegations and accepting a charge of failing to supervise (In the Matter of MF Global Inc. CFTC Docket No. 10-03). The three additional matters that were settled involved allegations that MF Global failed to implement procedures to ensure proper transmissions of price information for certain options that were sent to a customer, specifically that the price indications reflected a consensus taken on [a particular] time and date and were derived from different sources in the market place; failed to diligently supervise the proper and accurate preparation of trading cards and failed to maintain appropriate written authorization to conduct trades for a certain customer. Under the Commission's order, MFG agreed to pay an aggregate civil monetary penalty of $10 million (which it had previously accrued) and agreed to a cease and desist order. In addition, MFG agreed to specific undertakings related to its supervisory practices and procedures and MFG agreed that it would engage an independent outside firm to review and assess the implementation of the undertakings and certain recommendations that MFG previously accepted. At the same time, MFG, without admitting or denying the allegations made by the CME, settled a CME disciplinary action relating to the Trading Incident by paying a fine of $495,000.

On August 28, 2009, Bank of Montreal ("BMO") instituted suit against MFG and its former broker, Joseph Saab ("Saab") (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO's Market Risk Department ("MRD") as independent quotes when defendants knew, or should have known, that David Lee ("Lee"), BMO's trader, created the quotes which, in circular fashion, were passed on to BMO through MFG's broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFG and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by MFG's actions in sending price indications to the BMO MRD, and substantially assisted Lee's breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $635.9 million) as a pre-tax loss for BMO in its natural gas trading, claims that it would not have paid brokerage commissions to MFG (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. MFG has made a motion to dismiss, which is pending.

In or about October 2003, MFI uncovered an apparent fraudulent scheme conducted by third parties unrelated to MFI that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to MFI all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his asssociates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at MFI were utilized to siphon money out of these accounts, on some occasions shortly after they were established. MFI was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a NFA panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that MFI and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by MFI. Damages sought in the NFA arbitration proceeding were approximately $1,700,000 in compensatory damages, unspecified punitive damages and attorney's fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $200,000 as to one claimant and a net of $240,000 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6,000,000 in compensatory damages and $12,000,000 in punitive damages. During the year ended March 31, 2009, the FINRA arbitration was settled for an aggregate of $800,000.

MFI was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. ("Eagletech") and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as "100 John Doe defendants or their nominee entities". The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that "Man Group PLC d/b/a Man Financial Inc" participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to the United States District Court for the Southern District of Florida pursuant to 28 U.S.C. Sec.1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against MFG under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act ("PSLRA") and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court's June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal.

In December 2007, MFG, along with four other futures commission merchants ("FCMs"), were named as defendants in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that MFG and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. MFG filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs.

The Liquidation Trustee ("Trustee") for Sentinel Management Group, Inc. ("Sentinel") sued MFG in June 2009 on the theory that MFG's withdrawal of $50.2 million within 90 days of the filing of Sentinel's bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs.

In May 2009, investors in a venture set up by Nicholas Cosmo ("Cosmo") sued Bank of America and MFG, among others, in the United States District Court for the Eastern District of New York, alleging that MFG, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400 million. MFG has made a motion to dismiss which is currently pending before the court.

In the late spring of 2009, MFG was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble ("Trimble") and/or Phidippides Capital Management ("Phidippides"). Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG "materially aided and abetted" Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages "in excess of" $10,000 each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed.

MFG and an affiliate, MF Global Market Services LLC ("Market Services"), are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ("Morgan Fuel") and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the "Bottinis"). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottinis.

On October 6, 2008, Market Services commenced an arbitration against the Bottinis to recover $8.3 million, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. Each of the Bottinis executed a guaranty in favor of Market Services personally and unconditionally guaranteeing payment of the obligations of Morgan Fuel upon written demand by Market Services. Market Services asserted a claim of breach of contract based upon the Bottinis' failure to honor the guarantees.

On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses because Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions.

The Bottinis also asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services.

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

Item 4.  (Removed and Reserved)

N/A

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2005 to December 31, 2009.

											Year Ended December 31,
								2009		2008		2007		2006		2005
Performance per unit (3)

Net unit value, beginning of year				$(43,464.59)	$(30,563.04)	$(19,798.83)	$(8,736.19)	$747.41

Net realized and unrealized gains/
(losses) on commodity transactions				-		-		-		-		(8,996.23)

Investment and other income					-		-		-		-		14.07

Expenses (1)							(13,318.68)	(12,901.55)	(10,764.21)	(11,062.64)	(501.44)

Net (decrease) for the year					(13,318.68)	(12,901.55)	(10,764.21)	(11,062.64)	(9,483.60)

Net unit value, end of year					$(56,783.27)	$(43,464.59)	$(30,563.04)	$(19,798.83)	$(8,736.19)

Net assets, end of year (000)					$(146)		$(112)		$(79)		$(51)		$(22)


Total return							(30.64)%	(42.21)%	(45.35)%	(88.48)%	(1268.86)%

Number of units outstanding at the end of the year		2.57		2.57		2.57		2.57		2.57

Supplemental Data:
Ratio to average net assets (3)
Investment and other income					0.00%		0.00%		0.00%		0.00%		11.60%
Expenses (2)							(30.64)%	(42.21)%	(45.35)%	(88.48)%	(397.64)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


(1)	Includes brokerage commissions.

(2)	Excludes brokerage commissions.

(3)	For the year ended December 31, 2007 and prior years, investment and other income and expenses are calculated using average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the years ended December 31, 2009 and 2008, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2009 and 2008.

							  2009								  2008
				1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain		-		-		-		-		-		-		-		-

Net Income (Loss)		(14,338)	(5,464)		(2,549)		(11,878)	(6,702)		(8,001)		(4,902))	(33,157)

Net Income (Loss) per
 limited partnership unit	(5,578.99)	(2,125.97)	(991.83)	(4,621.89)	(2,607.78)	(3,113.23)	(1,907.39)	(5,273.15)

Net Income (Loss) per
 general partnership unit	(5,578.99)	(2,125.97)	(991.83)	(4,621.89)	(2,607.78)	(3,113.23)	(1,907.39)	(5,273.15)

Net asset value per partnership
 unit at the end of period.	(49,043.58)	(51,169.26)	(52,161.09)	(56,783.27)	(33,170.82)	(36,284.05)	(38,191.44)	(43,464.59)

Accumulated reorganization costs -		-		-		-		-		-		-		-


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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during and in between the twelve months ended December 31, 2009 and December 31, 2008. For non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit was $637.74 and $637.74 as of December 31, 2009 and December 31, 2008 respectively.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced losses of $(34,229) [$(13,318.68) per Unit] and $(33,157) [$(12,901.55) per Unit] for the twelve months ended December 31, 2009 and December 31, 2008. The increase in losses were primarily due to higher compliance costs with respect to keeping the registration of the Fund's securities current. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income since the General Partner suspended trading on January 10, 2005.

The Fund did not have any additions or withdrawals during or in between the twelve months ended December 31, 2009 and December 31, 2008.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through December 31, 2009.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2009, were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in
Item 6. Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

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

The General Partner of the Registrant during the year 2009 was Belmont Capital Management, Incorporated, a Delaware corporation. The General Partner is registered with the National Futures Association as a commodity pool operator pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 65, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2009:

Name	Percent Ownership

Shira Del Pacult	62.5%

 (b) As of December 31, 2009, the corporate General Partner owned 1.00 Unit of Limited Partnership Interest, which constitutes the other 37.5% ownership.

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

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2009 and 2008 were $13,482 and $7,948, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2009 and 2008 were $500 and $500, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Bromwell Financial Fund, Limited Partnership
				By Belmont Capital Management, Inc.
				Its General Partner



Date:  March 30, 2010		By:  /s/ Michael Pacult
				Mr. Michael P. Pacult
				Sole Director, Sole Shareholder
				President and Treasurer

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 ANNUAL REPORT

                               December 31, 2009























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

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have audited the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2009.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bromwell Financial Fund, Limited Partnership as of December 31, 2009 and 2008, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.


/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
March 8, 2010


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

                          December 31, 2009 and 2008

  									2009		2008


Assets

  Cash									$163		$493

  Total assets								163		493

Liabilities

  Accrued expenses							31,422		27,123
  Due to related parties						114,674		85,074

  Total liabilities							146,096		112,197

Net assets								$(145,933)	$(111,704)


Analysis of net assets

  Limited partners							$(89,150)	$(68,239)
  General partner							(56,783)	(43,465)

  Net assets (equivalent to $(56,783.27) and $(43,464.59) per unit)	$(145,933)	$(111,704)


Partnership units outstanding

  Limited partners units outstanding					1.57		1.57
  General partner units outstanding					1.00		1.00

  Total partnership units outstanding					2.57		2.57

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

             For the Years Ended December 31, 2009, 2008 and 2007



 								2009		2008		2007

Investment income

  Interest income						$-		$-		$-

  Total investment income					-		-		-

Expenses

  Professional accounting and legal fees			32,904		32,632		26,379
  Other operating and administrative expenses			1,325		525		1,285

  Total expenses						34,229		33,157		27,664

  Net investment (loss)						(34,229)	(33,157)	(27,664)


  Net (decrease) in net assets resulting from operations	$(34,229)	$(33,157)	$(27,664)

Net income (loss) per unit

Limited partner	Limited partner unit				$(13,318.68)	$(12,901.55)	$(10,764.21)
General partner	General partner unit				$(13,318.68)	$(12,901.55)	$(10,764.21)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

             For the Years Ended December 31, 2009, 2008 and 2007

									   Partners' Capital
  								General		Limited		Total
Net assets at December 31, 2006					$(19,799)	$(31,084)	$(50,883)

(Decrease) in net assets from operations:
Net investment (loss)						(10,764)	(16,900)	(27,664)

Net (decrease) in net assets resulting from operations		(10,764)	(16,900)	(27,664)


Net assets at December 31, 2007					(30,563)	(47,984)	(78,547)


(Decrease) in net assets from operations:
Net investment (loss)						(12,902)	(20,255)	(33,157)

Net (decrease) in net assets resulting from operations		(12,902)	(20,255)	(33,157)


Net Assets December 31, 2008					(43,465)	(68,239)	(111,704)

(Decrease) in net assets from operations:
Net investment (loss)						(13,318)	(20,911)	(34,229)

Net (decrease) in net assets resulting from operations		(13,318)	(20,911)	(34,229)


Net assets at December 31, 2009					$(56,783)	$(89,150)	$(145,933)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

             For the Years Ended December 31, 2009, 2008 and 2007


									2009		2008		2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(34,229)	$(33,157)	$(27,664)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash provided by (used in) operating activities:
  Increase (decrease) in accrued expenses				4,299		(959)		10,255

  Net cash (used in) operating activities				(29,930)	(34,116)	(17,409)


Cash Flows from Financing Activities

  Increase in due to related parties					29,600		34,500		17,400

  Net cash provided by financing activities				29,600		34,500		17,400

  Net increase (decrease) in cash					(330)		384		(9)

  Cash at the beginning of the year					493		109		118


  Cash at the end of the year						$163		$493		$109

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements


1.	Nature of the Business

  Bromwell Financial Fund, Limited Partnership (the "Fund") was formed January 12, 1999 under the laws of the State of Delaware. The general partner and commodity pool operator ("CPO") of the Fund is Belmont Capital Management, Inc. ("General Parnter"). The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July 2000 to January 10, 2005, when it ceased trading. In the near future, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells $1,000,000 in limited partnership units, it will restart active trading of futures and options on futures through NuWave as the commodity trading advisor ("CTA").

2.	Significant Accounting Policies

  "FASB 168 ""Accounting Standards Codification"" - On July 1, 2009, the Financial Accounting Standards Board ("FASB") officially released the Accounting Standards Codification (the "Codification" or "ASC"). Pursuant to FASB Statement No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles will be effective for interim and annual periods ending after September 15, 2009. The Fund adopted FASB 168 ""Accounting Standards Codification"" on July 1, 2009.
 "
  The Codification does not change accounting principles generally accepted in the United States of America ("GAAP") but it is a major restructuring of how accounting and reporting standards that constitute how GAAP are organized. That is, the Codification will be the single source of authoritative non governmental GAAP. The organizational changes are expected to make GAAP easier to research by simplifying user access to all authoritative guidance. As a result, content will reside in new locations within the Codification which means referencing to specific guidance will change.

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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with GAAP, all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $147,572 in reorganization costs from the cessation of trading on January 10, 2005 through December 31, 2009. For all other purposes, including determining the Net Asset Value per unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of at least $1,000,000 of partnership interests. The Fund has agreed to reimburse the General Partner and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of December 31, 2009 and 2008, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										  Balance		   Per Unit Calculation
									December 31,	December 31,	December 31,	December 31,
									2009		2008		2009		2008

  Net Asset Value for financial reporting purposes			$(145,933)	$(111,704)	$(56,783.27)	$(43,464.59)
    Adjustment for reorganization costs and other operating expenses	147,572		113,343		57,421.01	44,102.33
  Net Asset Value for all other purposes				$1,639		$1,639		$637.74		$637.74

    Number of Units											2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements


2.	Significant Accounting Policies - Continued

  Use of Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Management has continued to evaluate the application of Accounting Standards Codification 740-10-25, "Income Taxes-Overall-Recognition" to the Fund and has determined that ASC 740-10-25 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. As of the balance sheet dates, the Fund has no cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2009, 2008 and 2007.

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

  Fund Reopening - The Fund was closed as of December 31, 2009. The Fund will reopen to new funds at a time to be set by the General Partner. The minimum amount of interests that the general partner expects to require to reopen the fund is $1,000,000 and the maximum available registered interests is the balance of unsold registered units, which is $4,474,938.

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

  As of and for the years ended December 31, 2009 and 2008, the Fund had no investments.

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

  The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, including suspending all trading, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each limited partner and taking such other actions as deemed necessary or desirable to manage the business of the Fund.

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

  The limited partnership agreement provides, among other things, the following:

  Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the Fund.

  Monthly Allocations - Any increase or decrease in the Fund's net asset value as of the end of a month shall be credited or charged to the capital account of each partner in the ratio that the balance of each account bears to the total balance of all accounts.

  Any distribution from profits or partners' capital will be made solely at the discretion of the General Partner.

  Federal Income Tax Allocations - As of the end of each fiscal year, the Fund's realized capital gain or loss and ordinary income or loss shall be allocated among the partners, after having given effect to the fees and expenses of the Fund.

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


  Due to related parties at December 31, 2009 and 2008 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of December 31, 2009 and 2008:

  					December 31,	December 31,
  					2009		2008

  Futures Investment Company		$83,100		$53,500
  General Partner			27,541		27,541
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$114,674	$85,074


  The Fund has an agreement to pay commissions to the General Partner and Futures Investment Company, the introducing broker. There were no related party commissions for the years ended December 31, 2009, 2008 and 2007.


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

  The amount of required margin with the broker and interbank market makers is subject to management judgment, but should not fall below 10% of the Net Asset
Value.   Since trading ceased on January 10, 2005, no cash is deposited in trading accounts at December 31, 2009 and 2008.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $0 and $0 on long positions at December 31, 2009 and 2008, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains (losses) on open commodity futures contracts at December 31, 2009 and 2008 was $0 and $0, respectively.

  Open contracts generally mature within three months and as of December 31, 2009 and 2008, there were no open contracts.

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

11. Partnership Unit Transactions

As of December 31, 2009, 2008 and 2007 partnership units were valued at $(56,783.27), $(43,464.59) and $(30,563.04), respectively.

Transactions in partnership units were as follows:

							Units						Amount
					2009		2008		2007		2009		2008		2007

Limited Partner Units
  Subscriptions				-		-		-		$-		$-		$-
  Redemptions				-		-		-		-		-		-
  Syndication costs			-		-		-		-		-		-
  Net (loss) for the year ended 12/31	-		-		-		(20,911)	(20,255)	(16,900)
    Total				-		-		-		(20,911)	(20,255)	(16,900)

General Partner Units
  Subscriptions				-		-		-		-		-		-
  Redemptions				-		-		-		-		-		-
  Syndication costs			-		-		-		-		-		-
  Net (loss) for the year ended 12/31	-		-		-		(13,318)	(12,902)	(10,764)
    Total				-		-		-		(13,318)	(12,902)	(10,764)

Total Units
  Subscriptions				-		-		-		-		-		-
  Redemptions				-		-		-		-		-		-
  Syndication costs			-		-		-		-		-		-
  Net (loss) for the year ended 12/31	-		-		-		(34,229)	(33,157)	(27,664)
    Total				-		-		-		$(34,229)	$(33,157)	$(27,664)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements



12.	Operations of Fund

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

  In 2009, the Fund adopted ASC 855 "Subsequent Events". The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The General Partner evaluated subsequent events through March 8, 2010. There were no subsequent events to disclose.

14.	Financial Highlights

											Year Ended December 31,
								2009		2008		2007		2006		2005
Performance per unit (3)

Net unit value, beginning of year				$(43,464.59)	$(30,563.04)	$(19,798.83)	$(8,736.19)	$747.41

Net realized and unrealized gains/
(losses) on commodity transactions				-		-		-		-		(8,996.23)

Investment and other income					-		-		-		-		14.07

Expenses (1)							(13,318.68)	(12,901.55)	(10,764.21)	(11,062.64)	(501.44)

Net (decrease) for the year					(13,318.68)	(12,901.55)	(10,764.21)	(11,062.64)	(9,483.60)

Net unit value, end of year					$(56,783.27)	$(43,464.59)	$(30,563.04)	$(19,798.83)	$(8,736.19)

Net assets, end of year (000)					$(146)		$(112)		$(79)		$(51)		$(22)


Total return							(30.64)%	(42.21)%	(45.35)%	(88.48)%	(1268.86)%

Number of units outstanding at the end of the year		2.57		2.57		2.57		2.57		2.57

Supplemental Data:
Ratio to average net assets (3)
Investment and other income					0.00%		0.00%		0.00%		0.00%		11.60%
Expenses (2)							(30.64)%	(42.21)%	(45.35)%	(88.48)%	(397.64)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


(1)	Includes brokerage commissions.

(2)	Excludes brokerage commissions.

(3)	For the year ended December 31, 2007 and prior years, investment and other income and expenses are calculated using average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the years ended December 31, 2009 and 2008, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2009, 2008, and 2007


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership