Form 10-Q
period 2010-06-30
BROMWELL FINANCIAL FUND LP
filed 2010-08-17
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ] No [   ] Not Applicable.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2010 are attached hereto at page F-1 and made a part hereof.

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

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodities) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation until the cessation of trading on January 10, 2005 were a management fee of 1% and incentive fee of 20% paid to the commodity trading advisor, fixed annual brokerage commissions of 4%, an annual continuing service fee of 4%, and accounting, legal and other operating fees that must be paid before the limited partners may earn a profit on their investment. It expects to set different terms on any future offerings.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. At some time in the future, the Partnership will file another S-1 registration statement and sell its securities. By a previous registration statement, the Partnership sold 2,525,062 of its securities, which have been redeemed and will not be resold.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during and in between the six months ended June 30, 2010 and June 30, 2009. For non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit was $637.74 and $637.74 as of June 30, 2010 and June 30, 2009
respectively.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced (losses) of $(16,732) [$(6,511) per Unit] and $(19,801) [$(7,705) per Unit] for the six months ended June 30, 2010 and June 30, 2009, respectively. The decrease in losses was primarily due to lower compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income since the General Partner suspended trading on January 10, 2005.

The Fund did not have any additions or withdrawals during or in between the six months ended June 30, 2010 and June 30, 2009.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF
Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2009 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not Applicable

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Bromwell Financial Fund, Limited Partnership
By Belmont Capital Management, Incorporated
Its General Partner


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:	August 16, 2010

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                 June 30, 2010























                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements


  								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Statements of Assets and Liabilities				F-3

  Statements of Operations					F-4

  Statements of Changes in Net Assets				F-5

  Statements of Cash Flows					F-6

  Notes to the Financial Statements			     F-7 - F-11

  Affirmation of the Commodity Pool Operator			F-12

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of June 30, 2010 and the related statements of operations for the three and six months ended June 30, 2010 and 2009, and the statements of changes in net assets and cash flows for the six months ended June 30, 2010 and 2009. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of December 31, 2009 and the related statements of operations, changes in net assets and cash flows for the year ended (not presented herein) and in our report dated March 8, 2010, we expressed an unqualified opinion on those financial statements.
In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2009 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
August 9, 2010


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities


								June 30,	December 31,
								2010		2009
								(A Review)

Assets

  Cash								$-   		$163

  Total assets							-   		163

Liabilities

  Cash overdraft						2,241 		-
  Accrued expenses						29,250 		31,422
  Due to related parties					131,174 	114,674

  Total liabilities						162,665 	146,096

Net assets							$(162,665)	$(145,933)


Analysis of net assets

  Limited partners 						$(99,371)	$(89,150)
 	General partner						(63,294)	(56,783)

  Net assets (equivalent to $(63,293.78)
   and $(56,783.27) per unit)					$(162,665)	$(145,933)


Partnership units outstanding

  Limited partners units outstanding				1.57 		1.57
  General partner units outstanding				1.00 		1.00

  Total partnership units outstanding				2.57 		2.57


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

								Three Months Ended June 30,	Six Months Ended June 30,
  								2010		2009		2010		2009

Investment income

  Interest income						$-   		$-   		$-   		$-

  Total investment income					-   		-   		-   		-

Expenses

  Professional fees						11,448 		5,169 		16,134 		19,326
  Other operating expenses					393 		295 		598 		475

  Total expenses						11,841 		5,464 		16,732 		19,801

  Net investment (loss)						(11,841)	(5,464)		(16,732)	(19,801)

  Net (decrease) in net assets resulting from operations	$(11,841)	$(5,464)	$(16,732)	$(19,801)

Net income (loss) per unit (for a single unit outstanding during the entire period)

  Limited partner unit						$(4,607.40)	$(2,125.97)	$(6,510.51)	$(7,704.67)
  General partner unit						$(4,607.40)	$(2,125.97)	$(6,510.51)	$(7,704.67)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

Six Months Ended June 30, 2009 						  Partners' Capital
								General		Limited		Total

Net Assets December 31, 2008					$(43,465)	$(68,239)	$(111,704)

(Decrease) in net assets from operations:
Net investment (loss)						(7,705)		(12,096)	(19,801)

Net (decrease) in net assets resulting from operations		(7,705)		(12,096)	(19,801)

Net assets at June 30, 2009					$(51,170)	$(80,335)	$(131,505)


Six Months Ended June 30, 2010

Net Assets December 31, 2009					$(56,783)	$(89,150)	$(145,933)

(Decrease) in net assets from operations:
Net investment (loss)						(6,511)		(10,221)	(16,732)

Net (decrease) in net assets resulting from operations		(6,511)		(10,221)	(16,732)

Net assets at June 30, 2010					$(63,294)	$(99,371)	$(162,665)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

								Six Months Ended June 30,
								2010		2009

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(16,732)	$(19,801)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Decrease) in accrued expenses				(2,172)		(245)

  Net cash (used in) operating activities			(18,904)	(20,046)


Cash Flows from Financing Activities

  Increase in due to related parties				16,500 		19,699

  Net cash provided by financing activities			16,500 		19,699

  Net (decrease) in cash					(2,404)		(347)

  Cash at the beginning of the period				163 		493

  Cash (overdraft) at the end of the period			$(2,241)	$146

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)

1.	Nature of the Business

  Bromwell Financial Fund, Limited Partnership (the "Fund") was formed January 12, 1999 under the laws of the State of Delaware. The general partner and commodity pool operator ("CPO") of the Fund is Belmont Capital Management, Inc. ("General Partner"). The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July 2000 to January 10, 2005, when it ceased trading. In the near future, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells a to be determined minimum in limited partnership units, it will restart active trading of futures and options on futures through NuWave as the commodity trading advisor ("CTA").

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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $164,304 in reorganization costs from the cessation of trading on January 10, 2005 through June 30, 2010. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of a to be determined amount of partnership interests. The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of June 30, 2010 and December 31, 2009, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										Balance				Per Unit Calculation
									June 30,	December 31,	June 30,	December 31,
									2010		2009		2010		2009

  Net Asset Value for financial reporting purposes			$(162,665)	$(145,933)	$(63,293.77)	$(56,783.27)
  Adjustment for reorganization costs and other operating expenses	164,304 	147,572 	63,931.51 	57,421.01
  Net Asset Value for all other purposes				$1,639 		$1,639 		$637.74 	$637.74

  Number of Units											2.57 		2.57

  Registration Costs - Costs incurred for the initial filings with the SEC, CFTC, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Costs to maintain the Fund's registration of its securities and recurring registration costs incurred since the cessation of trading on January 10, 2005 are treated as reorganization expenses and, accordingly, are accounted for as described above under "Reorganization Costs and Operating Expenses".

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)

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

  Management has continued to evaluate the application of Accounting Standards Codification ("ASC") 740-10-25, "Income Taxes-Overall-Recognition" to the Fund and has determined that ASC 740-10-25 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2007 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ending June 30, 2010 and June 30, 2009. There were no cash equivalents as of June 30, 2010 or June 30, 2009.

  Fund Reopening - The Fund was closed as of June 30, 2010. The Fund will reopen to new funds at a time to be set by the General Partner.

  Fair Value Measurement and Disclosures - ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

  As of and for the six months ended June 30, 2010 and year ended December 31, 2009, the Fund had no investments.

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

  If the daily net unit value of the Fund falls to less than 50% of the highest value earned through trading subsequent to the resumption of business, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests. No trading will commence until after the lapse of the fifteen day period.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)


4.	The Limited Partnership Agreement

  The Limited Partnership Agreement provides, among other things, the following:

  Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the Fund.

  Monthly Allocations - Any increase or decrease in the Fund's net asset value as of the end of a month shall be credited or charged to the capital account of each Fund in the ratio that the balance of each account bears to the total balance of all accounts.

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

  Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the General Partner no less than ten days prior to a month end. Redemptions are generally paid within twenty days of the effective month end. However, in various circumstances the General Partner may be unable to comply with the request on a timely basis. There are no fees for redemption.

5.	Fees

  The Fund will be charged various fees upon the sale of the minimum and resumption of business. These terms are currently being negotiated.

  The General Partner has reserved the right to change the fee structure at its sole discretion.

6.	Related Party Transactions

  Due to related parties at June 30, 2010 and December 31, 2009 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of June 30, 2010 and December 31, 2009:

  					June 30, 	December 31,
  					2010		2009

  Futures Investment Company		$99,600 	$83,100
  General Partner			27,541		27,541
  Ashley Capital Management, Inc.	3,033 		3,033
  Michael Pacult			1,000 		1,000

  Total due to related parties		$131,174 	$114,674

  ASC 460, "Guarantees", identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)

7.  Indemnifications

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

8.	Partnership Unit Transactions

As of June 30, 2010 and 2009 partnership units were valued at $(63,293.78) and $(51,169.26) respectively.

Transactions in partnership units were as follows:

							Units				Amount
						2010		2009		2010		2009

Limited Partner Units
  Subscriptions					-   		-   		$-   		$-
  Redemptions					-   		-   		-   		-
  Syndication costs				-   		-   		-   		-
  Net (decrease) in net assets resulting
  from operations for the six months ended 6/30	-   		-   		(10,221)	(12,096)
    Total					-   		-   		(10,221)	(12,096)

General Partner Units
  Subscriptions					-   		-   		-   		-
  Redemptions					-   		-   		-   		-
  Syndication costs				-   		-   		-   		-
  Net (decrease) in net assets resulting
  from operations for the six months
  ended 6/30					-   		-   		(6,511)		(7,705)
    Total					-   		-   		(6,511)		(7,705)

Total Units
  Subscriptions					-   		-   		-   		-
  Redemptions					-   		-   		-   		-
  Syndication costs				-   		-   		-   		-
  Net (decrease) in net assets resulting
  from operations for the six months
  ended 6/30					-   		-   		(16,732)	(19,801)
    Total					-   		-   		$(16,732)	$(19,801)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)


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


10.	Financial Highlights

								Three Months Ended June 30,	Six Months Ended June 30,
  								2010		2009		2010		2009
  Performance per unit (1)

  Net unit value, beginning of period				$(58,686.38)	$(49,043.58)	$(56,783.27)	$(43,464.59)

  Expenses							(4,607.40)	(2,125.68)	(6,510.51)	(7,704.67)

  Net (decrease) for the period					(4,607.40)	(2,125.68)	(6,510.51)	(7,704.67)

  Net unit value, end of period					$(63,293.78)	$(51,169.26)	$(63,293.78)	$(51,169.26)

  Net assets, end of period (000)				$(163)		$(132)		$(163)		$(132)


  Total return (2)						(7.85)%		(4.33)%		(11.47)%	(17.73)%

  Number of units outstanding at the end of the period		2.57 		2.57 		2.57 		2.57

  Supplemental Data:
  Ratio to average net assets   (3)
  Investment and other income 					0.00%		0.00%		0.00%		0.00%
  Expenses 							(31.40)%	(17.34)%	(22.93)%	(35.45)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


  (1) Expenses are calculated based on a single unit outstanding during the period.

  (2)  Not annualized.

  (3)  Annualized.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                For The Six Months Ended June 30, 2010 and 2009


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership