Form 10-Q
period 2010-09-30
BROMWELL FINANCIAL FUND LP
filed 2010-11-15
CIK 1093661

EXHIBIT 32.01

                  CERTIFICATION BY CHIEF EXECUTIVE OFFICER &
                            CHIEF FINANCIAL OFFICER

I, Michael Pacult, the Chief Executive Officer and Chief Financial Officer of Belmont Capital Management, Inc. as general partner of Bromwell Financial Fund, L.P., certify that (i) the Form 10-Q for the period ended September 30, 2010 of Bromwell Financial Fund, L.P. fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the period ended September 30, 2010 fairly presents, in all material respects, the financial condition and results of operations of Bromwell Financial Fund, L.P.

BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
By:  Belmont Capital Management, Inc., General Partner

By: /s/ Michael Pacult
Michael Pacult
Chief Executive Officer &
Chief Financial Officer

Date:	November 15, 2010