Form 10-Q/A
period 2010-03-31
BROMWELL FINANCIAL FUND LP
filed 2011-01-04
CIK 1093661

FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

                       Commission file number  333-85755
                 Bromwell Financial Fund, Limited Partnership

            (Exact name of registrant as specified in its charter)

		Delaware			51-0387638
		(State or other jurisdiction 	(I.R.S. Employer
		of incorporation		Identification No.)
		or organization)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

                            EXPLANATORY STATEMENT

The information in this 10-Q/A for the period ended March 31, 2010 was intended to be filed on May 20, 2010 as part of the Issuer's 10-Q for the same period. The content has not changed since initial preparation other than to add this Explanatory Statement, bring the dates of the signatures current, and refer to this document as a Form "10-Q/A" or "10-Q, as amended".

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2010 are attached hereto at page F-1 and made a part hereof.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during and in between the three months ended March 31, 2010 and March 31, 2009. For non-financial reporting purposes (subscription and redemption purposes), its net asset value
(NAV) per Unit was $637.74 and $637.74 as of March 31, 2010 and March 31, 2009 respectively.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(4,891) [$(1,903.11) per Unit] and $(14,338) [$(5,578.99) per Unit] for the
three months ended March 31, 2010 and March 31, 2009. The decrease in losses was primarily due to lower compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income since the General Partner suspended trading on January 10, 2005.

The Fund did not have any additions or withdrawals during or in between the three months ended March 31, 2010 and March 31, 2009.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF
Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Secs. 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed.

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

MFI was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. ("Eagletech") and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as "100 John Doe defendants or their nominee entities". The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that "Man Group PLC d/b/a Man Financial Inc" participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to the United States District Court for the Southern District of Florida pursuant to 28 U.S.C. Sec. 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against MFG under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act ("PSLRA") and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court's June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A for the period ended March 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Bromwell Financial Fund, Limited Partnership
				By Belmont Capital Management, Incorporated
				Its General Partner



				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner

Date:	January 3, 2011

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                March 31, 2010























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

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of March 31, 2010 and the related statements of operations changes in net assets and cash flows for the three months ended March 31, 2010 and 2009. These financial statements are the responsibility of the Partnership's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
May 19, 2010


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities


  									March 31,	December 31,
									2010		2009
									(A Review)

Assets

  Cash									$1,099		$163

  Total assets								1,099		163

Liabilities

  Accrued expenses							29,249		31,422
  Due to related parties						122,674		114,674

  Total liabilities							151,923		146,096

Net assets								$(150,824)	$(145,933)


Analysis of net assets

  Limited partners							$(92,138)	$(89,150)
  General partner							(58,686)	(56,783)

  Net assets (equivalent to $(58,686.38) and $(56,783.27) per unit)	$(150,824)	$(145,933)


Partnership units outstanding

  Limited partners units outstanding					1.57		1.57
  General partner units outstanding					1.00		1.00

  Total partnership units outstanding					2.57		2.57


    The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

  									Three Months Ended March 31,
									2010		2009

Investment income

  Interest income							$-		$-

  Total investment income						-		-

Expenses

  Professional fees							4,686		14,158
  Other operating expenses						205		180

  Total expenses							4,891		14,338

  Net investment (loss)							(4,891)		(14,338)


  Net (decrease) in net assets resulting from operations		$(4,891)	$(14,338)

Net income (loss) per unit (for a single unit outstanding during the entire period)

Limited partner	Limited partner unit					$(1,903.11)	$(5,578.99)
General partner	General partner unit					$(1,903.11)	$(5,578.99)

    The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

 									   Partners' Capital
  									General		Limited		Total

Net Assets December 31, 2008						$(43,465)	$(68,239)	$(111,704)

(Decrease) in net assets from operations:
Net investment (loss)							(5,579)		(8,759)		(14,338)

Net (decrease) in net assets resulting from operations			(5,579)		(8,759)		(14,338)

Net assets at March 31, 2009						$(49,044)	$(76,998)	$(126,042)


Net Assets December 31, 2009						$(56,783)	$(89,150)	$(145,933)

(Decrease) in net assets from operations:
Net investment (loss)							(1,903)		(2,988)		(4,891)

Net (decrease) in net assets resulting from operations			(1,903)		(2,988)		(4,891)

Net assets at March 31, 2010						$(58,686)	$(92,138)	$(150,824)

    The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

									Three Months Ended March 31,
  									2010		2009

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(4,891)	$(14,338)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Decrease) in accrued expenses					(2,173)		(245)

  Net cash (used in) operating activities				(7,064)		(14,583)


Cash Flows from Financing Activities

  Increase in due to related parties					8,000		14,300

  Net cash provided by financing activities				8,000		14,300

  Net increase (decrease) in cash					936		(283)

  Cash at the beginning of the period					163		493

  Cash at the end of the period						$1,099		$210

    The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. Bromwell Financial Fund, LP, has incurred $152,463 in reorganization costs from the cessation of trading on January 10, 2005 through March 31, 2010. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of a to be determined amount of partnership interests. The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of March 31, 2010 and December 31, 2009, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										 Balance		    Per Unit Calculation
									March 31,	December 31,	March 31,	December 31,
  									2010		2009		2010		2009

  Net Asset Value for financial reporting purposes			$(150,824)	$(145,933)	$(58,686.38)	$(56,783.27)
  Adjustment for reorganization costs and other operating expenses	152,463		147,572		59,324.12	57,421.01
  Net Asset Value for all other purposes				$1,639		$1,639		$637.74		$637.74

  Number of Units											2.57		2.57


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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ending March 31, 2010 and 2009. There were no cash equivalents as of March 31, 2010 or March 31, 2009.

  Fund Reopening - The Fund was closed as of March 31, 2010. The Fund will reopen to new funds at a time to be set by the General Partner.

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

  As of and for the period ended March 31, 2010 and year ended December 31, 2009 the Fund had no investments.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
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

  Due to related parties at March 31, 2010 and December 31, 2009 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of March 31, 2010 and December 31, 2009:

					March 31,	December 31,
 					2010		2009

  Futures Investment Company		$91,100		$83,100
  General Partner			27,541		27,541
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$122,674	$114,674

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)

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

8.	Partnership Unit Transactions

							Units				Amount
						2010		2009		2010		2009

Limited Partner Units
Subscriptions	 				-   		 -   		$-   		$-
Redemptions					-   		 -   		-   		-
Syndication costs	 			-   		 -   		-   		-
Net (decrease) in net assets resulting
    from operations for the three months
    ended 3/31	 				-   		 -   		(2,988)		(8,759)
Total	 					-   		 -   		(2,988)		(8,759)

General Partner Units
Subscriptions	 				-   		 -   		-   		-
Redemptions	 				-   		 -   		-   		-
Syndication costs	 			-   		 -   		-   		-
Net (decrease) in net assets resulting
    from operations for the three months
    ended 3/31	 				-   		 -   		(1,903)		(5,579)
Total	 					-   		 -   		(1,903)		(5,579)

Total Units
Subscriptions	 				-   		 -   		-   		-
Redemptions	 				-   		 -   		-   		-
Syndication costs	 			-   		 -   		-   		-
Net (decrease) in net assets resulting
    from operations for the three months
    ended 3/31	 				-   		 -   		(4,891)		(14,338)
Total	 					-   		 -   		$(4,891)	$(14,338)

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
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


10.	Financial Highlights

 								Three Months Ended March 31,
  								2010		2009
  Performance per unit (1)

  Net unit value, beginning of period				$(56,783.27)	$(43,464.59)

  Expenses							(1,903.11)	(5,578.99)

  Net (decrease) for the period					(1,903.11)	(5,578.99)

  Net unit value, end of period					$(58,686.38)	$(49,043.58)

  Net assets, end of period (000)				$(151)		$(126)


  Total return (2)						(3.35)%		(12.84)%

  Number of units outstanding at the end of the period		2.57		2.57

  Supplemental Data:
  Ratio to average net assets   (3)
  Investment and other income					0.00%		0.00%
  Expenses							(13.41)%	(51.34)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


  (1) Expenses are calculated based on a single unit outstanding during the period.

  (2)  Not annualized.

  (3)  Annualized.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
              For the Three Months Ended March 31, 2010 and 2009


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				Date: January 3, 2011
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership