Form 10-K
period 2010-12-31
BROMWELL FINANCIAL FUND LP
filed 2011-03-31
CIK 1093661

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-85755

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

	Delaware			51-0387638
	State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization	Identification No.)

                     505 Brookfield Drive, Dover, DE	19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None			None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (' 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (' 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of 'large accelerated filer,' 'accelerated filer' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act. (Check one):

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

                                    PART I

Item 1.  Business

On March 16, 2000, the registration statement filed by Bromwell Financial Fund, Limited Partnership, (the 'Fund') with the Securities and Exchange Commission (the 'SEC'), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the 'CFTC') was declared effective. Offers and sales of the Fund's limited partnership interests (the 'Units') at the initial price of $1,000 per Unit commenced on that date to residents of the States selected by the General Partner. As of July 11, 2000, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures. Trading commenced in July, 2000. See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

The General Partner suspended trading on January 10, 2005, and all but one affiliated limited partner has redeemed its Units. Subsequently, Michael Pacult resigned as the individual general partner, but remains the principal of the Corporate General Partner.

The Partnership intends to file a new registration statement with new offering terms and a new CTA and, upon effectiveness, offer registered Units to the public. The General Partner, in its sole discretion selects the CTA and the amount of equity assigned to the CTAs, from time to time.

The trades for the Fund are selected and placed with the futures commission merchant ('FCM'), i.e., clearing broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Initially, the Fund account was traded solely by Ansbacher Investment Management, Inc., then later by both Ansbacher and Mangin Capital Management, Inc. Effective November 1, 2003, the General Partner replaced the two CTAs with a single CTA, Fall River Capital Management, Inc., which remained the sole trader throughout the year 2004, but was terminated January 10, 2005. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Partners at the office of the General Partner. The Fund Partnership Agreement is included as Exhibit A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference.

None of the purchasers of Limited Partnership Units has a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership are sent to all Limited Partners at the end of each month.

Belmont Capital Management, Inc., the corporate General Partner and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for domestic trades for a seven twelfths of one percent (7/12%) of the total value of the Fund available for trading in the Fund's account at the FCM per month [seven percent (7%) per year]. Trades made on foreign exchanges are charged directly to the Fund. Belmont is also paid a monthly management fee of one third of one percent (1/3%) of the net asset value of the Fund [four percent (4%) per year]. The independent FCM is selected by the General Partner to hold the Fund's trading equity and place the trades as directed by the CTA pursuant to a power of
attorney and advisory agreement granted by the Fund.   The CTA agreements are
terminable at the will of the parties. These terms are expected to change upon the filing of a new registration statement.

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

You should carefully consider all the information we have included or incorporated by reference in this Report and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the 'Management's Discussion and Analysis of Financial Condition and Results of Operations' Section of this Report. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Any FCM selected by the General Partner must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTAs in the commodity markets. The Fund expects to maintain a percentage of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury. It also retains the right to invest in foreign treasuries held with the respective issuing department of treasury and to invest in cash management funds that invest in U.S. Treasuries and have high liquidity. Funds maintained with the US Department of Treasury, any foreign treasury department and any cash management funds are in the name of the Fund and not commingled with those of any other entity. The Fund expects to maintain a substantial portion of our net assets in segregation with the FCM for trading by the trading advisor. Approximately 0% to 3% of the previous month's net assets may be retained in our bank accounts to pay expenses and redemptions.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

In May 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ('PAAF') and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the 'Litigation'). In December 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accept a cease and desist order.

On February 20, 2007, MFI settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons ('AP') who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. (now, MF Global Holdings Ltd.) ('MF Global'), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Secs. 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ('Trading Incident'), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed. In January 2011, the parties reached a preliminary agreement to settle whereby MF Global will contribute $2.5 million to an overall settlement amount of $90 million. The preliminary settlement will be subject to Court review and final approval.

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

On August 28, 2009, Bank of Montreal ('BMO') instituted suit against MFG and its former broker, Joseph Saab ('Saab') (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO's Market Risk Department ('MRD') as independent quotes when defendants knew, or should have known, that David Lee ('Lee'), BMO's trader, created the quotes which, in circular fashion, were passed on to BMO through MFG's broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFG and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by MFG's actions in sending price indications to the BMO MRD, and substantially assisted Lee's breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $635.9 million) as a pre-tax loss for BMO in its natural gas trading, claims that it would not have paid brokerage commissions to MFG (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. MFG has made a motion to dismiss, which was denied.

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

The Liquidation Trustee ('Trustee') for Sentinel Management Group, Inc. ('Sentinel') sued MFG in June 2009 on the theory that MFG's withdrawal of $50.2 million within 90 days of the filing of Sentinel's bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs.

In May 2009, investors in a venture set up by Nicholas Cosmo ('Cosmo') sued Bank of America and MFG, among others, in the United States District Court for the Eastern District of New York, alleging that MFG, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400 million. MFG has made a motion to dismiss which was granted and cannot be appealed by plaintiffs until the conclusion of the case against the Bank of America.

In December 2010, the Court-appointed receiver for Joseph Forte, L.P., ('Forte Partnership') filed a complaint in the United States District Court for the Eastern District of Pennsylvania, alleging that MFG was negligent in the handling of a futures account the Forte Partnership maintained at MFG. The Complaint alleges that as a result of MFG's negligence, Joseph Forte ('Forte') was able to operate a Ponzi scheme in which he misappropriated at least $25,000,000 from limited partners in the Forte Partnership. The Complaint seeks damages 'in excess of $150,000.' MFG has not been served with the complaint.

In the late spring of 2009, MFG was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble ('Trimble') and/or Phidippides Capital Management ('Phidippides'). Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG 'materially aided and abetted' Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages 'in excess of' $10,000 each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed.

In the late spring of 2009, MFG was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble ('Trimble') and/or Phidippides Capital Management ('Phidippides'). Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG 'materially aided and abetted' Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages 'in excess of' $10,000 each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed.

On August 4, 2010, MFG was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York alleging claims of manipulation and aiding and abetting manipulation, in violation of the Commodity Exchange Act. Specifically, the complaint alleges that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFG, as its executing broker, to enter 'large' market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFG was added as a defendant to a related class action complaint filed against the Moore'related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. Plaintiffs' claimed damages have not been quantified. This matter is in its earliest stages.MFG and an affiliate, MF Global Market Services LLC ('Market Services'), are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ('Morgan Fuel') and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the 'Bottinis'). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottinis.

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

On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses because Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. On MFG's motion, the Supreme Court of the State of New York determined that there was no agreement to arbitrate such claims. Morgan Fuel appealed and all appeals were denied.

The Bottinis also asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services. The Supreme Court of the State of New York denied a motion to stay the fourth party claim but the denial to stay was reversed. Morgan Fuel filed a motion to appeal with the New York Court of Appeals which was denied.

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

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Limited Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a Limited Partner's capital account. Following is a summary of certain financial information for the Registrant for the period from January 1, 2006 to December 31, 2010.

For the Years Ended December 31,

  								For the Years Ended December 31,
  					2010		2009		2008		2007		2006
  Performance per unit (1)

  Net unit value, beginning of year	$(56,783.27)	$(43,464.59)	$(30,563.04)	$(19,798.83)	$(8,736.19)

  Expenses				(11,653.50)	(13,318.68)	(12,901.55)	(10,764.21)	(11,062.64)

  Net (decrease) for the year		(11,653.50)	(13,318.68)	(12,901.55)	(10,764.21)	(11,062.64)

  Net unit value, end of year		$(68,436.77)	$(56,783.27)	$(43,464.59)	$(30,563.04)	$(19,798.83)

  Net assets, end of year (000)		$(176)		$(146)		$(112)		$(79)		$(51)


  Total return				(20.52)%	(30.64)%	(42.21)%	(45.35)%	(88.48)%

  Number of units outstanding at the
   end of the year			2.57		2.57		2.57		2.57		2.57

  Supplemental Data:
  Ratio to average net assets (1)
  Investment and other income		0.00%		0.00%		0.00%		0.00%		0.00%
  Expenses				(20.52)%	(30.64)%	(42.21)%	(45.35)%	(88.48)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2010 and 2009.

											2010								2009
						1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain				0		0		0		0		0		0		0		0

Net Income (Loss)				(4,891)		(11,841)	(5,094)		(8,124)		(14,338)	(5,464)		(2,549)		(11,878)

Net Income (Loss) per limited partnership unit	(1,903.11)	(4,607.40)	(1,982.10)	(3,160.89)	(5,578.99)	(2,125.97)	(991.83)	(4,621.89)

Net Income (Loss) per general partnership unit
 (if any)					(1,903.11)	(4,607.40)	(1,982.10)	(3,160.89)	(5,578.99)	(2,125.97)	(991.83)	(4,621.89)

Net asset value per partnership unit at the
 end of period.					(58,686.38)	(63,293.78)	(65,275.88)	(68,436.77)	(49,043.58)	(5,169.26)	(52,161.09)	(56,783.27)

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

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as 'daily price fluctuation limits' or 'daily limits'. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during since that time, including the periods covered by this report. For non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit was $637.74 and $637.74 and $637.74 as of December 31, 2010, 2009 and
2008 respectively.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced (losses) of $(29,950) [$(11,653.50) per Unit], $(34,229) [$(13,318.68) per Unit] and $(33,157)
[$(12,901.55) per Unit] for the years ended December 31, 2010, 2009 and 2008. The fluctuations in losses over the three year period are the result of varying legal and accounting compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

Since the General Partner suspended trading on January 10, 2005, the Fund has not paid any commissions or earned any interest income. The Fund did not have any additions or withdrawals during the years ended December 31, 2010, 2009 and 2008, nor did inflation have a material impact on the operations or on the financial condition of the Fund during this period.

Off-Balance Sheet Risk

The term 'off-balance sheet risk' refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. The Fund, the General Partner and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2010, were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in
Item 6. Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control ' Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2010, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

Item 9B.  Other Information.

None

                                   Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware Limited Partnership which acts through its corporate General Partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partner of the Registrant during the year 2010 was Belmont Capital Management, Incorporated, a Delaware corporation. The General Partner is registered with the National Futures Association as a commodity pool operator pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 66, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

There has never been a material administrative, civil or criminal action brought against the Fund, the General Partner or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the General Partner of the Fund, has determined that he qualifies as an 'audit committee financial expert' in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.

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

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2010:

Name			Percent Ownership

Shira Del Pacult	62.5%

(b) As of December 31, 2010, the corporate General Partner owned 1.00 Unit of Limited Partnership Interest, which constitutes the other 37.5% ownership.

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

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2010 and 2009 were $11,320 and $13,482, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2010 and 2009 were $320 and $500, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Bromwell Financial Fund, Limited Partnership
By Belmont Capital Management, Inc.
Its General Partner

By: /s/ Michael Pacult
Mr. Michael P. Pacult
Sole Director, Sole Shareholder
President and Treasurer

Date:  March 30, 2011

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 ANNUAL REPORT

                               December 31, 2010























                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements


  Page

  Report of Independent Registered Public Accounting Firm	F-2

  Statements of Assets and Liabilities				F-3

  Statements of Operations					F-4

  Statements of Changes in Net Assets				F-5

  Statements of Cash Flows					F-6

  Notes to the Financial Statements			     F-7 - F-10

  Affirmation of the Commodity Pool Operator			F-11

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware


We have audited the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2010.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bromwell Financial Fund, Limited Partnership as of December 31, 2010 and 2009, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
February 24, 2011


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

                          December 31, 2010 and 2009


							2010		2009


Assets

  Cash							$175		$163

  Total assets						175		163

Liabilities

  Accrued expenses					29,684		31,422
  Due to related parties				146,374		114,674

  Total liabilities					176,058		146,096

Net assets						$(175,883)	$(145,933)


Analysis of net assets

  Limited partners					$(107,446)	$(89,150)
  General partner					(68,437)	(56,783)

  Net assets (equivalent to $(68,436.77)
   and $(56,783.27) per unit)				$(175,883)	$(145,933)


Partnership units outstanding

  Limited partners units outstanding			1.57		1.57
  General partner units outstanding			1.00		1.00

  Total partnership units outstanding			2.57		2.57


   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

             For the Years Ended December 31, 2010, 2009 and 2008




 							2010		2009		2008

Investment income

  Interest income					$-		$-		$-

  Total investment income				-		-		-


Expenses

  Professional accounting and legal fees		28,491		32,904		32,632
  Other operating and administrative expenses		1,459		1,325		525

  Total expenses					29,950		4,229		33,157

  Net investment (loss)					(29,950)	(34,229)	(33,157)


  Net (decrease) in net assets resulting
   from operations					$(29,950)	$(34,229)	$(33,157)

Net (loss) per unit

  Limited partner unit					$(11,653.50)	$(13,318.68)	$(12,901.55)
  General partner unit					$(11,653.50)	$(13,318.68)	$(12,901.55)



   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

             For the Years Ended December 31, 2010, 2009 and 2008

										  Partners' Capital
  							General				Limited				Total

  						Units		Net Assets	Units		Net Assets	Units		Net Assets

Net assets at December 31, 2007			1.00		$(30,563)	1.57		$(47,984)	2.57		$(78,547)

(Decrease) in net assets from operations:
Net investment (loss)						(12,902)			(20,255)	(33,157)
Net (decrease) in net assets resulting from
operations							(12,902)			(20,255)	(33,157)


Net assets at December 31, 2008			1.00		(43,465)	1.57		(68,239)	2.57		(111,704)

(Decrease) in net assets from operations:
Net investment (loss)						(13,318)			(20,911)	(34,229)
Net (decrease) in net assets resulting from
operations							(13,318)			(20,911)	(34,229)


Net assets at December 31, 2009			1.00		(56,783)	1.57		(89,150)	2.57		(145,933)

(Decrease) in net assets from operations:
Net investment (loss)						(11,654)			(18,296)	(29,950)
Net (decrease) in net assets resulting from
operations							(11,654)			(18,296)	(29,950)

Net assets at December 31, 2010			1.00		$(68,437)	1.57		$(107,446)	2.57		$(175,883)

   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

             For the Years Ended December 31, 2010, 2009 and 2008

								2010		2009		2008

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(29,950)	$(34,229)	$(33,157)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  Increase (decrease) in accrued expenses			(1,738)		4,299		(959)

  Net cash (used in) operating activities			(31,688)	(29,930)	(34,116)


Cash Flows from Financing Activities

  Increase in due to related parties				31,700		29,600		34,500

  Net cash provided by financing activities			31,700		29,600		34,500

  Net increase (decrease) in cash				12		(330)		384

  Cash at the beginning of the year				163		493		109


  Cash at the end of the year					$175		$163		$493

   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010


1.	Nature of the Business

  Bromwell Financial Fund, Limited Partnership (the "Fund") was formed January 12, 1999 under the laws of the State of Delaware. The general partner and commodity pool operator ("CPO") of the Fund is Belmont Capital Management, Inc. ("General Partner"). The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July 2000 to January 10, 2005, when it ceased trading. In the near future, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells a to be determined minimum in limited partnership units, it will restart active trading of futures and options on futures through a commodity trading advisor ("CTA") selected by the General Partner.

2.	Significant Accounting Policies


  Regulation - The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933 (the "Act"). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund is also subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association ("NFA") and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. The Fund has incurred $177,522 in reorganization costs from the cessation of trading on January 10, 2005 through December 31, 2010. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of a to be determined amount of partnership interests. The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of December 31, 2010 and December 31, 2009, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

								 Balance		   Per Unit Calculation
							December 31,	December 31,	December 31,	December 31,
  							2010		2009		2010		2009

  Net Asset Value for financial reporting purposes	$(175,883)	$(145,933)	$(68,436.77)	$(56,783.27)
  Adjustment for reorganization costs and other
   operating expenses					177,522		147,572		69,074.51	57,421.01
  Net Asset Value for all other purposes		$1,639		$1,639		$637.74		$637.74

  Number of Units									2.57		2.57

  Registration Costs - Costs incurred for the initial filings with the SEC, CFTC, NFA and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Costs to maintain the Fund's registration of its securities and recurring registration costs incurred since the cessation of trading on January 10, 2005 are treated as reorganization expenses and, accordingly, are accounted for as described above under "Reorganization Costs and Operating Expenses".

  Revenue Recognition - Futures contracts are recorded on the trade date and are reflected in the balance sheet at the difference between the original contract amount and the fair value on the last business day of the reporting period.

  Fair value of futures contracts is based upon exchange or other applicable market best available closing quotations.

  Interest income is recognized when it is earned.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010


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

  Management has continued to evaluate the application of Financial Accounting Standards Board Accounting Standards Codification ("ASC") 740, "Income Taxes", to the Fund and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2010, 2009 and 2008.

  Fund Reopening - The Fund was closed as of December 31, 2010. The Fund will reopen to new funds at a time to be set by the General Partner.

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund?s own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2010 and 2009, the Fund had no investments.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010

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

  Due to related parties at December 31, 2010 and December 31, 2009 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of December 31, 2010 and December 31, 2009:

					December 31,	December 31,
 					2010		2009

  Futures Investment Company		$114,800	$83,100
  General Partner			27,541		27,541
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$146,374	$114,674

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

7.  Indemnifications

  In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund?s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010



8.	Financial Highlights

  								For the Years Ended December 31,
  					2010		2009		2008		2007		2006
  Performance per unit (1)

  Net unit value, beginning of year	$(56,783.27)	$(43,464.59)	$(30,563.04)	$(19,798.83)	$(8,736.19)

  Expenses				(11,653.50)	(13,318.68)	(12,901.55)	(10,764.21)	(11,062.64)

  Net (decrease) for the year		(11,653.50)	(13,318.68)	(12,901.55)	(10,764.21)	(11,062.64)

  Net unit value, end of year		$(68,436.77)	$(56,783.27)	$(43,464.59)	$(30,563.04)	$(19,798.83)

  Net assets, end of year (000)		$(176)		$(146)		$(112)		$(79)		$(51)


  Total return				(20.52)%	(30.64)%	(42.21)%	(45.35)%	(88.48)%

  Number of units outstanding at the
   end of the year			2.57		2.57		2.57		2.57		2.57

  Supplemental Data:
  Ratio to average net assets (1)
  Investment and other income		0.00%		0.00%		0.00%		0.00%		0.00%
  Expenses				(20.52)%	(30.64)%	(42.21)%	(45.35)%	(88.48)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


  (1) Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2010, 2009 and 2008


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership