Form 10-Q
period 2011-03-31
BROMWELL FINANCIAL FUND LP
filed 2011-05-17
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).  Yes [  ] No [   ]
Not Applicable.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2011 are attached hereto at page F-1 and made a part hereof.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. At some time in the future, the Partnership will file another S-1 registration statement and sell its securities. By a previous registration statement, the Partnership sold 2,525,062 of its securities, which have been redeemed by the non-affiliated limited partners and will not be resold.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational during the prior two years.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced (losses) of $(11,983) [$(4,662.84) per Unit] and $(4,891) [$(1,903.11) per Unit] for the three months ended March 31, 2011 and March 31, 2010, respectively. The variation in losses over the periods was primarily due to increases in compliance costs. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income since the General Partner suspended trading on January 10, 2005. The Fund did not have any additions or withdrawals in the prior two years.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. (now, MF Global Holdings Ltd.) ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under SS 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed. In January 2011, the parties reached a preliminary agreement to settle whereby MF Global will contribute $2.5 million to an overall settlement amount of $90 million. The preliminary settlement will be subject to Court review and final approval.

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

In December 2010, the Court-appointed receiver for Joseph Forte, L.P., ("Forte Partnership") filed a complaint in the United States District Court for the Eastern District of Pennsylvania, alleging that MFG was negligent in the handling of a futures account the Forte Partnership maintained at MFG.

The Complaint alleges that as a result of MFG's negligence, Joseph Forte ("Forte") was able to operate a Ponzi scheme in which he misappropriated at least $25,000,000 from limited partners in the Forte Partnership. The Complaint seeks damages "in excess of $150,000." MFG has not been served with the complaint.

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

On August 4, 2010, MFG was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York alleging claims of manipulation and aiding and abetting manipulation, in violation of the Commodity Exchange Act. Specifically, the complaint alleges that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFG, as its executing broker, to enter "large" market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFG was added as a defendant to a related class action complaint filed against the Moore-related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. Plaintiffs' claimed damages have not been quantified. This matter is in its earliest stages.MFG and an affiliate, MF Global Market Services LLC ("Market Services"), are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ("Morgan Fuel") and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the "Bottinis"). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottinis.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2010 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Bromwell Financial Fund, Limited Partnership
By Belmont Capital Management, Incorporated
Its General Partner

By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:	May 13, 2011

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                March 31, 2011























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

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of March 31, 2011 and the related statements of operations changes in net assets and cash flows for the three months ended March 31, 2011 and 2010. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of December 31, 2010 and the related statements of operations, changes in net assets and cash flows for the year ended (not presented herein) and in our report dated February 24, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2010 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.




/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
May 10, 2011


      300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                                *(847)913-5400

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities



						March 31,	December 31,
						2011		2010
						(A Review)

Assets

  Cash						$157		$175

  Total assets					157		175

Liabilities

  Accrued expenses				29,249		29,684
  Due to related parties			158,774		146,374

  Total liabilities				188,023		176,058

Net assets					$(187,866)	$(175,883)


Analysis of net assets

  Limited partners				$(114,766)	$(107,446)
  General partner				(73,100)	(68,437)

  Net assets (equivalent to $(73,099.61)
   and $(68,436.77) per unit)			$(187,866)	$(175,883)


Partnership units outstanding

  Limited partners units outstanding		1.57		1.57
  General partner units outstanding		1.00		1.00

  Total partnership units outstanding		2.57		2.57

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
                                  (A Review)



							Three Months Ended March 31,
							2011		2010

Investment income

  Interest income					$-	$-

  Total investment income				-	-

Expenses
  Professional accounting and legal fees		11,778	4,686
  Other operating and administrative expenses		205	205

  Total expenses					11,983	4,891

  Net investment (loss)					(11,983)	(4,891)

  Net (decrease) in net assets resulting from
   operations						$(11,983)	$(4,891)

Net income (loss) per unit
Limited partner	Limited partner unit			$(4,662.84)	$(1,903.11)
General partner	General partner unit			$(4,662.84)	$(1,903.11)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
                                  (A Review)

								  		  Partners' Capital

							General				Limited				Total

Net assets at December 31, 2009				1.00		$(56,783)	1.57		$(89,150)	2.57		$(145,933)

(Decrease) in net assets from operations:
Net investment (loss)							(1,903)				(2,988)				(4,891)

Net (decrease) in net assets resulting from operations			(1,903)				(2,988)				(4,891)

Net assets at March 31, 2010				1.00		(58,686)	1.57		(92,138)	2.57		(150,824)

Net assets at December 31, 2010				1.00		$(68,437)	1.57		$(107,446)	2.57		$(175,883)

(Decrease) in net assets from operations:
Net investment (loss)							(4,663)				(7,320)				(11,983)

Net (decrease) in net assets resulting from operations			(4,663)				(7,320)				(11,983)

Net assets at March 31, 2011				1.00		$(73,100)	1.57		$(114,766)	2.57		$(187,866)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
                                  (A Review)

								Three Months Ended March 31,
								2011		2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(11,983)	$(4,891)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Decrease) in accrued expenses				(435)		(2,173)
  Net cash (used in) operating activities			(12,418)	(7,064)


Cash Flows from Financing Activities

  Increase in due to related parties				12,400		8,000
  Net cash provided by financing activities			12,400		8,000

  Net increase (decrease) in cash				(18)		936

  Cash at the beginning of the period				175		163

  Cash at the end of the period					$157		$1,099

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

1.	Nature of the Business

  Bromwell Financial Fund, Limited Partnership (the "Fund") was formed January 12, 1999 under the laws of the State of Delaware. The general partner and commodity pool operator ("CPO") of the Fund is Belmont Capital Management, Inc. ("General Partner"). The Fund was actively engaged in the speculative trading of futures contracts in commodities from its commencement of business in July 2000 to January 10, 2005, when it ceased trading. In the near future, the Fund expects to file a post effective amendment to allow it to resume the sale of its limited partnership interests on an issuer direct best efforts basis. Once the Fund sells a to be determined minimum in limited partnership units, it will restart active trading of futures and options on futures through Covenant Capital Management of Tennessee, LLC, a commodity trading advisor ("CTA") selected by the General Partner.

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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. The Fund has incurred $189,505 in reorganization costs from the cessation of trading on January 10, 2005 through March 31, 2011. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of a to be determined amount of partnership interests. The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of March 31, 2011 and December 31, 2010, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

								Balance			   Per Unit Calculation
							March 31,	December 31,	March 31,	December 31,
							2011		2010		2011		2010

  Net Asset Value for financial reporting purposes	$(187,866)	$(175,883)	$(73,099.61)	$(68,436.77)
  Adjustment for reorganization costs and other
   operating expenses					189,505		177,522		73,737.35	69,074.51
  Net Asset Value for all other purposes		$1,639		$1,639		$637.74		$637.74

  Number of Units									2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2011 and 2010.

  Fund Reopening - The Fund was closed as of March 31, 2011. The Fund will reopen to new funds at a time to be set by the General Partner.

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the three months ended March 31, 2011 and year ended December 31, 2010, the Fund had no investments.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
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

  Due to related parties at March 31, 2011 and December 31, 2010 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of March 31, 2011 and December 31, 2010:

					March 31,	December 31,
  					2011		2010

  Futures Investment Company		$127,200	$114,800
  General Partner			27,541		27,541
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$158,774	$146,374

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

8.	Financial Highlights

  						Three Months Ended March 31,
 						2011		2010
  Performance per unit (1)

  Net unit value, beginning of period		$(68,436.77)	$(56,783.27)

  Expenses					(4,662.84)	(1,903.11)

  Net (decrease) for the period			(4,662.84)	(1,903.11)

  Net unit value, end of period			$(73,099.61)	$(58,686.38)

  Net assets, end of period (000)		$(188)		$(151)


  Total return (2)				(6.81)%		(3.35)%

  Number of units outstanding at the end of
   the period					2.57		2.57

  Supplemental Data:
  Ratio to average net assets (3)
  Net investment (loss)				(27.25)%	(13.41)%
  Expenses					(27.25)%	(13.41)%


  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Expenses are calculated based on a single unit outstanding during the period.

  (2) Not annualized

  (3) Annualized

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
              For the Three Months Ended March 31, 2011 and 2010


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership