Form 10-Q
period 2011-06-30
BROMWELL FINANCIAL FUND LP
filed 2011-08-15
CIK 1093661

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2011 are attached hereto at page F-1 and made a part hereof.

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

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced (losses) of $(6,739) [$(2,622.28) per Unit] and $(11,841) [$(4,607.40) per Unit] for the three months ended June 30, 2011 and June 30, 2010, respectively. For the six months end June 30, 2011 and June 30, 2010, the Fund experienced (losses) of $(18,722) [$(7,285.12) per Unit] and $(16,732) [$(6,510.51) per Unit],
respectively. The variation in losses over the periods was primarily due to increases in compliance costs. These results are not to be construed as an expectation of similar profits or losses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not Applicable

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The Registrant will amend this report within 30 days to include its financial statements in XBRL format.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Bromwell Financial Fund, Limited Partnership

By Belmont Capital Management, Incorporated
Its General Partner

By:  /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:	August 15, 2011

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                 June 30, 2011











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

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of June 30, 2011 and the related statements of operations for the three and six months ended June 30, 2011 and 2010, and the statements of changes in net assets and cash flows for the six months ended June 30, 2011 and 2010. These financial statements are the responsibility of the Partnership's management.

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




/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
August 10, 2011

       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities


							June 30,	December 31,
							2011		2010
							(A Review)

Assets

  Cash							$168		$175
  Total assets						168		175

Liabilities

  Accrued expenses					29,249		29,684
  Due to related parties				165,524		146,374
  Total liabilities					194,773		176,058

Net assets						$(194,605)	$(175,883)


Analysis of net assets

  Limited partners					$(118,883)	$(107,446)
  General partner					(75,722)	(68,437)
  Net assets (equivalent to $(75,721.89)
   and $(68,436.77) per unit)				$(194,605)	$(175,883)


Partnership units outstanding

  Limited partners units outstanding			1.57		1.57
  General partner units outstanding			1.00		1.00
  Total partnership units outstanding			2.57		2.57

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
                                  (A Review)


						Three Months Ended June 30,	Six Months Ended June 30,
						2011		2010		2011		2010

Investment income

  Interest income				$-		$-		$-		$-

  Total investment income			-		-		-		-

Expenses
  Professional fees				6,444		11,448		18,222		16,134
  Other expenses				295		393		500		598
  Total expenses				6,739		11,841		18,722		16,732

  Net investment (loss)				(6,739)		(11,841)	(18,722)	(16,732)

  Net (decrease) in net assets resulting
   from operations				$(6,739)	$(11,841)	$(18,722)	$(16,732)

Net (decrease) per unit
Limited partner	Limited partner unit		$(2,622.28)	$(4,607.40)	$(7,285.12)	$(6,510.51)
General partner	General partner unit		$(2,622.28)	$(4,607.40)	$(7,285.12)	$(6,510.51)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
                                  (A Review)

								   		  Partners' Capital

							General				Limited				Total

Net assets at December 31, 2009			1.00		$(56,783)	1.57		$(89,150)	2.57		$(145,933)

(Decrease) in net assets from operations:
Net investment (loss)						(6,511)				(10,221)			(16,732)

Net (decrease) in net assets resulting from
 operations							(6,511)				(10,221)			(16,732)

Net assets at June 30, 2010			1.00		(63,294)	1.57		(99,371)	2.57		(162,665)


Net assets at December 31, 2010			1.00		$(68,437)	1.57		$(107,446)	2.57		$(175,883)

(Decrease) in net assets from operations:

Net investment (loss)						(7,285)				(11,437)			(18,722)

Net (decrease) in net assets resulting from
 operations							(7,285)				(11,437)			(18,722)

Net assets at June 30, 2011			1.00		$(75,722)	1.57		$(118,883)	2.57		$(194,605)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
                                  (A Review)


									Six Months Ended June 30,
									2011		2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(18,722)	$(16,732)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Decrease) in accrued expenses					(435)		(2,172)
  Net cash (used in) operating activities				(19,157)	(18,904)


Cash Flows from Financing Activities

  Increase in due to related parties					19,150		16,500
  Net cash provided by financing activities				19,150		16,500

  Net (decrease) in cash 						(7)		(2,404)

  Cash at the beginning of the period					175		163

  Cash (overdraft) at the end of the period				$168		$(2,241)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. The Fund has incurred $196,244 in reorganization costs from the cessation of trading on January 10, 2005 through June 30, 2011. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of a to be determined amount of partnership interests. The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of June 30, 2011 and December 31, 2010, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

								Balance	 		    Per Unit Calculation
							June 30,	December 31,	June 30,	December 31,
							2011		2010		2011		2010

  Net Asset Value for financial reporting purposes	$(194,605)	$(175,883)	$(75,721.89)	$(68,436.77)
  Adjustment for reorganization costs and other
   operating expenses					196,244		177,522		76,359.63	69,074.51
  Net Asset Value for all other purposes		$1,639		$1,639		$637.74		$637.74

  Number of Units									2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2011 and 2010.

  Fund Reopening - The Fund was closed as of June 30, 2011. The Fund will reopen to new funds at a time to be set by the General Partner.

  Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation.

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the six months ended June 30, 2011 and year ended December 31, 2010, the Fund had no investments.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
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

  Due to related parties at June 30, 2011 and December 31, 2010 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of June 30, 2011 and December 31, 2010:

					June 30,	December 31,
					2011		2010

  Futures Investment Company		$133,950	$114,800
  General Partner			27,541		27,541
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$165,524	$146,374

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)



8.	Financial Highlights

						Three Months Ended June 30,	Six Months Ended June 30,
						2011		2010		2011		2010
  Performance per unit (1)

  Net unit value, beginning of period		$(73,099.61)	$(58,686.38)	$(68,436.77)	$(56,783.27)

  Expenses					(2,622.28)	(4,607.40)	(7,285.12)	(6,510.51)

  Net (decrease) for the period			(2,622.28)	(4,607.40)	(7,285.12)	(6,510.51)

  Net unit value, end of period			$(75,721.89)	$(63,293.78)	$(75,721.89)	$(63,293.78)

  Net assets, end of period (000)		$(195)		$(163)		$(195)		$(163)


  Total return (2)				(3.59)%		(7.85)%		(10.65)%	(11.47)%

  Number of units outstanding at the end of
   the period					2.57		2.57		2.57		2.57

  Supplemental Data:
  Ratio to average net assets (3)
  Net investment (loss)				(14.35)%	(31.40)%	(21.29)%	(22.93)%
  Expenses					(14.35)%	(31.40)%	(21.29)%	(22.93)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Expenses are calculated based on a single unit outstanding during the period.

  (2) Not annualized

  (3) Annualized

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                For the Six Months Ended June 30, 2011 and 2010


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership