Form 10-Q
period 2011-09-30
BROMWELL FINANCIAL FUND LP
filed 2011-11-14
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2011 are attached hereto at page F-1 and made a part hereof.

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

The General Partner suspended trading on January 10, 2005, and all but one limited partner who is affiliated with the General Partner has redeemed its Units. Accordingly, the Fund was not operational subsequently.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced (losses) of $(6,628) [$(2,579.08) per Unit] and $(5,094) [$(1,982.10) per Unit] for the three months ended September 30, 2011 and September 30, 2010, respectively. For the nine months end September 30, 2011 and September 30, 2010, the Fund experienced (losses) of $(25,351) [$(9,864.20) per Unit] and $(21,826)
[$(8,492.61) per Unit], respectively. The variation in losses over the periods was primarily due to increases in compliance costs. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income since the General Partner suspended trading on January 10, 2005. The Fund did not have any additions or withdrawals in the prior two years.

Subsequent Events

On October 12, 2011, the Fund filed an application to register $20,000,000 in securities on Form S-1 with the Securities and Exchange Commission at file number 333-177268. Upon effectiveness and sale of the $1,000,000 minimum, the Fund will commence trading via an independent commodity trading advisor and operate pursuant to the business terms described in the prospectus contained in the S-1 filing.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except for the FCM, as follows:

Vision Financial Services LLC

On May 18, 2011, simultaneously with the issuance of a complaint by the NFA, Vision Financial Markets LLC ("Vision") consented to a finding based on a one-count complaint for failure to supervise guaranteed IBs in violation of NFA Compliance Rule 2-9(a). The alleged activities occurred prior to 2009. Without admitting or denying the findings in the Committee's Decision, Vision consented to pay a fine of $500,000 and to retain an independent consultant to review its supervisory procedures relating to guaranteed IBs. Vision undertook to implement revised procedures for supervising GIBs within 6 months. Finally, Vision consented to a restriction on guaranteeing new introducing brokers until 2013, unless it petitions the NFA to lift the restriction earlier.

The FCM has acted only as clearing brokers for the Fund's futures accounts and as such it has been paid commissions for executing and clearing trades. The FCM has not passed upon the adequacy or accuracy of the Fund's prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on the FCM in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The FCM has represented to the General Partner that that none of the events reported above would interfere with its performance as a clearing broker for the Fund's account.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not Applicable

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL formatted financials.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Bromwell Financial Fund, Limited Partnership
By Belmont Capital Management, Incorporated
Its General Partner


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:	November 14, 2011

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                              September 30, 2011



















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

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of September 30, 2011 and the related statements of operations for the three and nine months ended September 30, 2011 and 2010, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2011 and 2010. These financial statements are the responsibility of the Partnership's management.

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




/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
November 7, 2011


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities



						September 30,	December 31,
						2011		2010
						(A Review)

Assets

Cash						$40		$175
Total assets					40		175

Liabilities

Accrued expenses				29,250		29,684
Due to related parties				172,024		146,374
Total liabilities				201,274		176,058

Net assets					$(201,234)	$(175,883)


Analysis of net assets

Limited partners				$(122,933)	$(107,446)
General partner					(78,301)	(68,437)
Net assets (equivalent to $(78,300.97)
 and $(68,436.77) per unit)			$(201,234)	$(175,883)

Partnership units outstanding

Limited partners units outstanding		1.57		1.57
General partner units outstanding		1.00		1.00
Total partnership units outstanding		2.57		2.57

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
                                  (A Review)

					Three Months Ended September 30, Nine Months Ended September 30,
					2011		2010		2011		2010

Investment income

Interest income				$-		$-		$-		$-

Total investment income			-		-		-		-

Expenses
Professional fees			5,740		4,232		23,963		20,366
Other expenses				888		862		1,388		1,460
Total expenses				6,628		5,094		25,351		21,826

Net investment (loss)			(6,628)		(5,094)		(25,351)	(21,826)

Net (decrease) in net assets resulting
 from operations			$(6,628)	$(5,094)	$(25,351)	$(21,826)

Net (decrease) per unit

Limited partner	Limited partner unit	$(2,579.08)	$(1,982.10)	$(9,864.20)	$(8,492.61)
General partner	General partner unit	$(2,579.08)	$(1,982.10)	$(9,864.20)	$(8,492.61)

   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
                                  (A Review)

										  Partners' Capital

							General				Limited				Total
						Units		Net Assets	Units		Net Assets	Units		Net Assets

Net assets at December 31, 2009			1.00		$(56,783)	1.57		$(89,150)	2.57		$(145,933)

(Decrease) in net assets from operations:
Net investment (loss)						(8,493)				(13,333)			(21,826)

Net (decrease) in net assets resulting
 from operations						(8,493)				(13,333)			(21,826)

Net assets at September 30, 2010		1.00		$(65,276)	1.57		$(102,483)	2.57		$(167,759)


Net assets at December 31, 2010			1.00		$(68,437)	1.57		$(107,446)	2.57		$(175,883)

(Decrease) in net assets from operations:
Net investment (loss)						(9,864)				(15,487)			(25,351)

Net (decrease) in net assets resulting
 from operations						(9,864)				(15,487)			(25,351)

Net assets at September 30, 2011		1.00		$(78,301)	1.57		$(122,933)	2.57		$(201,234)

   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
                                  (A Review)


								Nine Months Ended September 30,
								2011		2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(25,351)	$(21,826)

Adjustments to reconcile net (decrease) in net assets from
operations to net cash (used in) operating activities:
(Decrease) in accrued expenses					(434)		(2,172)
Net cash (used in) operating activities				(25,785)	(23,998)


Cash Flows from Financing Activities

Increase in due to related parties				25,650		24,200
Net cash provided by financing activities			25,650		24,200

Net increase (decrease) in cash					(135)		202

Cash at the beginning of the period				175		163

Cash at the end of the period					$40		$365

   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                              September 30, 2011
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

On October 12, 2011, the Fund filed an S-1 registration statement with the Securities and Exchange Commission at registration number 333-177268 to register $20,000,000 in Units of Limited Partnership Interests. Upon effectiveness and the subsequent sale of the $1,000,000 minimum offering amount, it will re-commence business, and an independent trading advisor will trade the equity allocated to it by the General Partner.

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

Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. The Fund has incurred $202,873 in reorganization costs from the cessation of trading on January 10, 2005 through September 30, 2011. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of a to be determined amount of partnership interests. The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

Consequently, as of September 30, 2011 and December 31, 2010, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

								Balance			    Per Unit Calculation
							September 30,	December 31,	September 30,	December 31,
							2011		2010		2011		2010

Net Asset Value for financial reporting purposes	$(201,234)	$(175,883)	$(78,300.97)	$(68,436.77)
Adjustment for reorganization costs and other
 operating expenses					202,873		177,522		78,938.71	69,074.51
Net Asset Value for all other purposes			$1,639		$1,639		$637.74		$637.74

Number of Units										2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                              September 30, 2011
                                  (A Review)

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

Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2011 and 2010.

Fund Reopening - The Fund was closed as of September 30, 2011. The Fund will reopen to new funds at a time to be set by the General Partner.

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the nine months ended September 30, 2011 and year ended December 31, 2010, the Fund had no investments.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                              September 30, 2011
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

Due to related parties at September 30, 2011 and December 31, 2010 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of September 30, 2011 and December 31, 2010:

					September 30,	December 31,
					2011		2010

Futures Investment Company		$140,450	$114,800
General Partner				27,541		27,541
Ashley Capital Management, Inc.		3,033		3,033
Michael Pacult				1,000		1,000

Total due to related parties		$172,024	$146,374

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                              September 30, 2011
                                  (A Review)


8.	Financial Highlights

						Three Months Ended September 30, Nine Months Ended September 30,
						2011		2010		2011		2010
Performance per unit (1)

Net unit value, beginning of period		$(75,721.89)	$(63,293.78)	$(68,436.77)	$(56,783.27)

Expenses					(2,579.08)	(1,982.10)	(9,864.20)	(8,492.61)

Net (decrease) for the period			(2,579.08)	(1,982.10)	(9,864.20)	(8,492.61)

Net unit value, end of period			$(78,300.97)	$(65,275.88)	$(78,300.97)	$(65,275.88)

Net assets, end of period (000)			$(201)		$(168)		$(201)		$(168)

Total return (2)				(3.41)%		(3.13)%		(14.41)%	(14.96)%

Number of units outstanding at the end
 of the period					2.57		2.57		2.57		2.57

Supplemental Data:
Ratio to average net assets (3)
Net investment (loss)				(13.62)%	(12.53)%	(19.22)%	(19.94)%
Expenses					(13.62)%	(12.53)%	(19.22)%	(19.94)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Expenses are calculated based on a single unit outstanding during the period.

(2) Not annualized

(3) Annualized

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Nine Months Ended September 30, 2011 and 2010


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult
Michael Pacult
President, Belmont Capital Management, Inc.
General Partner
Bromwell Financial Fund, Limited Partnership