Form 10-K
period 2011-12-31
BROMWELL FINANCIAL FUND LP
filed 2012-03-30
CIK 1093661

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

                       Commission file number  333-85755

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

			    Delaware		    51-0387638
		State or other jurisdiction of	(I.R.S. Employer
		incorporation or organization	Identification No.)

                   505 Brookfield Drive, Dover, DE        19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (800) 331-1532

          Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
	None				None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ] N/A

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

Item 1B.  Unresolved Staff Comments

The partnership is in the process of resolving staff comments related to the filing of its S-1 registration statement.

Item 2.  Properties

Any FCM selected by the General Partner must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTAs in the commodity markets. The Fund expects to maintain a percentage of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury. It also retains the right to invest in foreign treasuries held with the respective issuing department of treasury and to invest in cash management funds that invest in U.S. Treasuries and have high liquidity. Funds maintained with the US Department of Treasury and any cash management funds are in the name of the Fund and not commingled with those of any other entity. The Fund expects to maintain a substantial portion of our net assets in segregation with the FCM for trading by the trading advisor. Approximately 0% to 3% of the previous month's net assets may be retained in our bank accounts to pay expenses and redemptions.

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

Item 4.  Mine Safety Disclosures

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

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Limited Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a Limited Partner's capital account. Following is a summary of certain financial information for the Registrant for the period from January 1, 2007 to December 31, 2011.

							  For the Years Ended December 31,
					2011		2010		2009		2008		2007
  Performance per unit (1)

  Net unit value, beginning of year	$(68,436.77)	$(56,783.27)	$(43,464.59)	$(30,563.04)	$(19,798.83)

  Expenses				(16,924.74)	(11,653.50)	(13,318.68)	(12,901.55)	(10,764.21)

  Net (decrease) for the year		(16,924.74)	(11,653.50)	(13,318.68)	(12,901.55)	(10,764.21)

  Net unit value, end of year		$(85,361.51)	$(68,436.77)	$(56,783.27)	$(43,464.59)	$(30,563.04)

  Net assets, end of year (000)		$(219)		$(176)		$(146)		$(112)		$(79)


  Total return				(24.73)%	(20.52)%	(30.64)%	(42.21)%	(45.35)%

  Number of units outstanding at the
    end of the year			2.57		2.57		2.57		2.57		2.57

  Supplemental Data:
  Ratio to average net assets
  Net investment (loss)			(24.73)%	(20.52)%	(30.64)%	(42.21)%	(45.35)%
  Expenses				(24.73)%	(20.52)%	(30.64)%	(42.21)%	(45.35)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Expenses are calculated based on a single unit outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2011 and 2010.

								2011								2010

					1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain			0		0		0		0		0		0		0		0

Net Income (Loss)			(11,983)	(6,739)		(6,628)		(18,146)	(4,891)		(11,841)	(5,094)		(8,124)

Net Income (Loss) per limited
 partnership unit			(4,662.84)	(2,622.28)	(2,579.08)	(7,060.54)	(1,903.11)	(4,607.40)	(1,982.10)	(3,160.89)

Net Income (Loss) per general
 partnership unit (if any)		(4,662.84)	(2,622.28)	(2,579.08)	(7,060.54)	(1,903.11)	(4,607.40)	(1,982.10)	(3,160.89)

Net asset value per partnership unit
 at the end of period.			(73,099.61)	(75,721.89)	(78,300.97)	(85,361.51)	(58,686.38)	(63,293.77)	(65,275.88)	(68,436.77)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The Fund records all investments at market value in its financial statements, with changes in market value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. In certain circumstances, estimates are involved in determining market value in the absence of an active market closing price.

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

The entire offering proceeds will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities or cash or both with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 97% or more) of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and options on futures contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Fund's assets may also normally be invested in cash equivalents, such as U.S. Treasury bills, in a money market fund that only invests in US Treasurys, and held by the futures broker.

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

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced (losses) of $(43,496) [$(16,924.74) per Unit], $(29,950) [$(11,653.50) per Unit] and $(34,229)
[$(13,318.68) per Unit] for the three years ended December 31, 2011, 2010 and 2009, respectively. The variation in losses over the periods was primarily due to variations in compliance costs, and the increase in 2011 was due to offering expenses. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income since the General Partner suspended trading on January 10, 2005. The Fund did not have any additions or withdrawals in the prior three years.

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and options on futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. The Fund, the General Partner and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

In addition to market risk, in entering into futures and options on futures contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2011, were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in
Item 6. Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

Item 9B.  Other Information.

None

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware Limited Partnership which acts through its corporate General Partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partner of the Registrant during the year 2011 was Belmont Capital Management, Incorporated, a Delaware corporation. The General Partner is registered with the National Futures Association as a commodity pool operator pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 67, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Limited Partners owned more than five percent (5%) of the total equity of the Fund on December 31, 2011:

Name		Percent Ownership

Shira Del Pacult	62.5%

(b) As of December 31, 2011, the corporate General Partner owned 1.00 Unit of Limited Partnership Interest, which constitutes the other 37.5% ownership.

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

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2011 and 2010 were $11,500 and $11,320, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2011 and 2010 were $0 and $320, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:		Bromwell Financial Fund, Limited Partnership
			By Belmont Capital Management, Inc.
			Its General Partner

Date:  March 30, 2012	By:  /s/ Michael Pacult
			Mr. Michael P. Pacult
			Sole Director, Sole Shareholder
			President and Treasurer

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 ANNUAL REPORT

                               December 31, 2011





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

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware


We have audited the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2011.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bromwell Financial Fund, Limited Partnership as of December 31, 2011 and 2010, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.



/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
March 9, 2012

       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                  Phone: (847) 913-5400 * Fax: (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities
                          December 31, 2011 and 2010


  						2011		2010


Assets

  Cash						$508		$175
  Total assets					508		175

Liabilities

  Accrued expenses				30,863		29,684
  Due to related parties			189,024		146,374
  Total liabilities				219,887		176,058

Net assets					$(219,379)	$(175,883)


Analysis of net assets

  Limited partners				$(134,018)	$(107,446)
  General partner				(85,361)	(68,437)
  Net assets (equivalent to $(85,361.51)
   and $(68,436.77) per unit)			$(219,379)	$(175,883)


Partnership units outstanding

  Limited partners units outstanding		1.57		1.57
  General partner units outstanding		1.00		1.00
  Total partnership units outstanding		2.57		2.57

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
             For the Years Ended December 31, 2011, 2010 and 2009


					2011		2010		2009

Investment income

  Interest income			$-		$-		$-

  Total investment income		-		-		-

Expenses
  Professional fees			37,093		28,491		32,904
  Other expenses			6,403		1,459		1,325
  Total expenses			43,496		29,950		34,229

  Net investment (loss)			(43,496)	(29,950)	(34,229)

  Net (decrease) in net assets
   resulting from operations		$(43,496)	$(29,950)	$(34,229)

Net (decrease) per unit
Limited partner	Limited partner unit	$(16,924.74)	$(11,653.50)	$(13,318.68)
General partner	General partner unit	$(16,924.74)	$(11,653.50)	$(13,318.68)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
             For the Years Ended December 31, 2011, 2010 and 2009



												Partners' Capital

								General				Limited				Total
							Units		Net Assets	Units		Net Assets	Units		Net Assets
Net assets at December 31, 2008				1.00		$(43,465)	1.57		$(68,239)	2.57		$(111,704)

(Decrease) in net assets from operations:
Net investment (loss)							(13,318)			(20,911)			(34,229)

Net (decrease) in net assets resulting from operations			(13,318)			(20,911)			(34,229)

Net assets at December 31, 2009				1.00		(56,783)	1.57		(89,150)	2.57		(145,933)

(Decrease) in net assets from operations:
Net investment (loss)							(11,654)			(18,296)			(29,950)

Net (decrease) in net assets resulting from operations			(11,654)			(18,296)			(29,950)

Net assets at December 31, 2010				1.00		(68,437)	1.57		(107,446)	2.57		(175,883)

(Decrease) in net assets from operations:
Net investment (loss)							(16,925)			(26,571)			(43,496)

Net (decrease) in net assets resulting from operations			(16,925)			(26,571)			(43,496)

Net assets at December 31, 2011				1.00		$(85,362)	1.57		$(134,017)	2.57		$(219,379)

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
             For the Years Ended December 31, 2011, 2010 and 2009

  								2011		2010		2009

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(43,496)	$(29,950)	$(34,229)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  Increase (decrease) in accrued expenses			1,179		(1,738)		4,299
  Net cash (used in) operating activities			(42,317)	(31,688)	(29,930)


Cash Flows from Financing Activities

  Increase in due to related parties				42,650		31,700		29,600
  Net cash provided by financing activities			42,650		31,700		29,600

  Net increase (decrease) in cash				333		12		(330)

  Cash at the beginning of the year				175		163		493

  Cash at the end of the year					$508		$175		$163

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. The Fund has incurred $221,018 in reorganization costs from the cessation of trading on January 10, 2005 through December 31, 2011. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of a to be determined amount of partnership interests. The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of December 31, 2011 and December 31, 2010, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

								Balance			   Per Unit Calculation
							December 31,	December 31,	December 31,	December 31,
							2011		2010		2011		2010

  Net Asset Value for financial reporting purposes	$(219,379)	$(175,883)	$(85,361.51)	$(68,436.77)
  Adjustment for reorganization costs and other
   operating expenses					221,018		177,522		85,999.25	69,074.51
  Net Asset Value for all other purposes		$1,639		$1,639		$637.74		$637.74

  Number of Units									2.57		2.57

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


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

  Management has continued to evaluate the application of Financial Accounting Standards Board Accounting Standards Codification ("ASC") 740, "Income Taxes", to the Fund and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2008 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2011, 2010 and 2009.

  Fund Reopening - The Fund was closed as of December 31, 2011. The Fund will reopen to new funds at a time to be set by the General Partner.

  Reclassifications - Prior year investment and other income ratios to average net assets were reclassified to net investment income (loss) to average net assets to conform to current year presentation.

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2011 and December 31, 2010, the Fund had no investments.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


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

  Due to related parties at December 31, 2011 and December 31, 2010 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of December 31, 2011 and December 31, 2010:

  					December 31,	December 31,
  					2011		2010

  Futures Investment Company		$157,450	$114,800
  General Partner			27,541		27,541
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$189,024	$146,374

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


8.	Financial Highlights

							  For the Years Ended December 31,
					2011		2010		2009		2008		2007
  Performance per unit (1)

  Net unit value, beginning of year	$(68,436.77)	$(56,783.27)	$(43,464.59)	$(30,563.04)	$(19,798.83)

  Expenses				(16,924.74)	(11,653.50)	(13,318.68)	(12,901.55)	(10,764.21)

  Net (decrease) for the year		(16,924.74)	(11,653.50)	(13,318.68)	(12,901.55)	(10,764.21)

  Net unit value, end of year		$(85,361.51)	$(68,436.77)	$(56,783.27)	$(43,464.59)	$(30,563.04)

  Net assets, end of year (000)		$(219)		$(176)		$(146)		$(112)		$(79)


  Total return				(24.73)%	(20.52)%	(30.64)%	(42.21)%	(45.35)%

  Number of units outstanding at the
    end of the year			2.57		2.57		2.57		2.57		2.57

  Supplemental Data:
  Ratio to average net assets
  Net investment (loss)			(24.73)%	(20.52)%	(30.64)%	(42.21)%	(45.35)%
  Expenses				(24.73)%	(20.52)%	(30.64)%	(42.21)%	(45.35)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Expenses are calculated based on a single unit outstanding during the period.

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2011, 2010 and 2009


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership