Form 10-Q
period 2012-03-31
BROMWELL FINANCIAL FUND LP
filed 2012-05-15
CIK 1093661

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2012

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended March 31, 2012 are attached hereto at page F-1 and made a part hereof.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. At some time in the future, the Partnership will file another S-1 registration statement and sell its securities. By a previous registration statement, the Partnership sold $2,525,062 of its securities, which have been redeemed by the non-affiliated limited partners and will not be resold.

The Fund has filed an application to register $20,000,000 in securities on Form S-1 with the Securities and Exchange Commission at file number 333-177268. Upon effectiveness and sale of the $1,000,000 minimum, the Fund will commence trading via an independent commodity trading advisor and operate pursuant to the business terms described in the prospectus contained in the S-1 filing.

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

The commodity trading advisor selects the markets and the off exchange instruments to be traded. The General Partner selects the futures commission merchants to hold the Fund assets. Both the commodity trading advisor and the general partner believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The general partner intends to allocate approximately 97% or more of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

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

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced (losses) of $(14,214) [$(5,530.57) per Unit] and $(11,983) [$(4,662.84) per Unit] for the three months ended March 31, 2012 and March 31, 2011, respectively. The variation in losses over the periods was primarily due to legal and accounting costs related to the qualification of the Fund's new S-1 Registration Statement. These results are not to be construed as an expectation of similar profits or losses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2011 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Bromwell Financial Fund, Limited Partnership
By Belmont Capital Management, Incorporated
Its General Partner

By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:	May 15, 2012

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                March 31, 2012




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

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm

To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of March 31, 2012 and the related statements of operations, changes in net assets, and cash flows for the three months ended March 31, 2012 and 2011. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of December 31, 2011 and the related statements of operations, changes in net assets and cash flows for the year ended (not presented herein) and in our report dated March 9, 2012, we expressed an unqualified opinion on those financial statements.
In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2011 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
May 8, 2012

       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                Phone: (847) 913-5400 * Fax:  (847) 913-5435

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities

  						March 31,	December 31,
  						2012		2011
  						(A Review)

Assets

  Cash						$981	$508
  Total assets					981	508

Liabilities

  Accrued expenses				29,250	30,863
  Due to related parties			205,324	189,024
  Total liabilities				234,574	219,887

Net assets					$(233,593)	$(219,379)

Analysis of net assets

  Limited partners				$(142,701)	$(134,018)
  General partner				(90,892)	(85,361)
  Net assets (equivalent to $(90,892.08)
   and $(85,361.51) per unit)			$(233,593)	$(219,379)

Partnership units outstanding

  Limited partners units outstanding		1.57		1.57
  General partner units outstanding		1.00		1.00
  Total partnership units outstanding		2.57		2.57

   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
                                  (A Review)

  					Three Months Ended March 31,
  					2012		2011

Investment income

  Interest income			$-		$-

  Total investment income		-		-

Expenses

  Professional fees			14,176		11,778
  Other expenses			38		205
  Total expenses			14,214		11,983

  Net investment (loss)			(14,214)	(11,983)

  Net (decrease) in net assets
   resulting from operations		$(14,214)	$(11,983)

Net (decrease) per unit

Limited partner	Limited partner unit	$(5,530.57)	$(4,662.84)
General partner	General partner unit	$(5,530.57)	$(4,662.84)

   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
                                  (A Review)

											  Partners' Capital
								General				Limited				Total
							Units		Net Assets	Units		Net Assets	Units		Net Assets

Net assets at December 31, 2010				1.00		$(68,437)	1.57		$(107,446)	2.57		$(175,883)

(Decrease) in net assets from operations:
Net investment (loss)							(4,663)				(7,320)				(11,983)

Net (decrease) in net assets resulting from operations			(4,663)				(7,320)				(11,983)

Net assets at March 31, 2011				1.00		(73,100)	1.57		(114,766)	2.57		(175,883)

Net assets at December 31, 2011				1.00		$(85,362)	1.57		$(134,017)	2.57		$(219,379)

(Decrease) in net assets from operations:
Net investment (loss)							(5,531)				(8,683)				(14,214)

Net (decrease) in net assets resulting from operations			(5,531)				(8,683)				(14,214)

Net assets at March 31, 2012				1.00		$(90,893)	1.57		$(142,700)	2.57		$(233,593)


   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
                                  (A Review)

								Three Months Ended March 31,
								2012		2011

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(14,214)	$(11,983)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Decrease) in accrued expenses				(1,613)		(435)
  Net cash (used in) operating activities			(15,827)	(12,418)

Cash Flows from Financing Activities

  Increase in due to related parties				16,300		12,400
  Net cash provided by financing activities			16,300		12,400

  Net increase (decrease) in cash				473		(18)

  Cash at the beginning of the period				508		175

  Cash at the end of the period					$981		$157

                                      F-6

   The accompanying notes are an integral part of the financial statements.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
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

  Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. The Fund has incurred $235,232 in reorganization costs from the cessation of trading on January 10, 2005 through March 31, 2012. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of a to be determined amount of partnership interests. The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

  Consequently, as of March 31, 2012 and December 31, 2011, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

								Balance			    Per Unit Calculation
							March 31,	December 31,	March 31,	December 31,
							2012		2011		2012		2011

  Net Asset Value for financial reporting purposes	$(233,593)	$(219,379)	$(90,892.08)	$(85,361.51)
  Adjustment for reorganization costs and other
   operating expenses					235,232		221,018		91,529.82	85,999.25
  Net Asset Value for all other purposes		$1,639		$1,639		$637.74		$637.74

  Number of Units									2.57		2.57


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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2012 and 2011.

  Fund Reopening - The Fund was closed as of March 31, 2012. The Fund will reopen to new funds at a time to be set by the General Partner.

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the three months ended March 31, 2012 and year ended December 31, 2011, the Fund had no investments.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
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

  Due to related parties at March 31, 2012 and December 31, 2011 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of March 31, 2012 and December 31, 2011:

					March 31,	December 31,
  					2012		2011

  Futures Investment Company		$173,750	$157,450
  General Partner			27,541		27,541
  Ashley Capital Management, Inc.	3,033		3,033
  Michael Pacult			1,000		1,000

  Total due to related parties		$205,324	$189,024

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

8.	Financial Highlights


						Three Months Ended March 31,
						2012		2011
  Performance per unit (1)

  Net unit value, beginning of period		$(85,361.51)	$(68,436.77)

  Expenses					(5,530.57)	(4,662.84)

  Net (decrease) for the period			(5,530.57)	(4,662.84)

  Net unit value, end of period			$(90,892.08)	$(73,099.61)

  Net assets, end of period (000)		$(234)		$(188)

  Total return (2)				(6.48)%		(6.81)%

  Number of units outstanding at the end of
   the period					2.57		2.57

  Supplemental Data:
  Ratio to average net assets (3)
  Net investment (loss)				(25.92)%	(27.25)%
  Expenses					(25.92)%	(27.25)%

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Expenses are calculated based on a single unit outstanding during the period.

  (2) Not annualized

  (3) Annualized

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
              For the Three Months Ended March 31, 2012 and 2011

*****************************************************************************

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

  /s/ Michael Pacult
  Michael Pacult
  President, Belmont Capital Management, Inc.
  General Partner
  Bromwell Financial Fund, Limited Partnership