Form 10-Q
period 2012-06-30
BROMWELL FINANCIAL FUND LP
filed 2012-08-20
CIK 1093661

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012

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

(800) 331-1532

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [   ] Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2012 are attached hereto at page F-1 and made a part hereof.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Description of Fund Business

The Fund grants one or more commodity trading advisors (“CTA”) a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management.  From November 1, 2003 to January 10, 2005, Fall River Capital Management, Inc. was the sole commodity trading advisor of the Fund.  The commodity trading advisors have discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or to Fund management.  There is no promise or expectation of a fixed return to the partners.  The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

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

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced (losses) of $(8,792) [$(3,421.05) per Unit] and $(6,739) [$(2,622.28) per Unit] for the three months ended June 30, 2012 and June 30, 2011, respectively.  Similarly, the Fund experienced (losses) of $(23,066) [$(8,951.62) per Unit] and $(18,722) [$(7,285.12)] for the six months ended June 30, 2012 and June 30, 2011.  The variation in losses over the periods was primarily due to legal and accounting costs related to the qualification of the Fund's new S-1 Registration Statement. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income since the General Partner suspended trading on January 10, 2005. The Fund did not have any additions or withdrawals in the periods covered by this Report.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.  See the Fund’s Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except for the FCM, as follows:

Vision Financial Services LLC

On May 18, 2011, simultaneously with the issuance of a complaint by the NFA, Vision Financial Markets LLC ("Vision") consented to a finding based on a one-count complaint for failure to supervise guaranteed IBs in violation of NFA Compliance Rule 2-9(a). The alleged activities occurred prior to 2009. Without admitting or denying the findings in the Committee’s Decision, Vision consented to pay a fine of $500,000 and to retain an independent consultant to review its supervisory procedures relating to guaranteed IBs. Vision undertook to implement revised procedures for supervising GIBs within 6 months. Finally, Vision consented to a restriction on guaranteeing new introducing brokers until 2013, unless it petitions the NFA to lift the restriction earlier.

The FCM has acted only as clearing brokers for the Fund’s futures accounts and as such it has been paid commissions for executing and clearing trades. The FCM has not passed upon the adequacy or accuracy of the Fund’s prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on the FCM in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The FCM has represented to the General Partner that that none of the events reported above would interfere with its performance as a clearing broker for the Fund’s account.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund’s 2011 Form 10-K.  The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Bromwell Financial Fund, Limited Partnership

By Belmont Capital Management, Incorporated

Its General Partner

By:

/s/ Michael Pacult

Mr. Michael Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the General Partner

Date:

August 17, 2012

BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
(A Delaware Limited Partnership)

QUARTERLY REPORT

June 30, 2012

GENERAL PARTNER:
Belmont Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

Index to the Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities (Unaudited)	F-3

Statements of Operations (Unaudited)	F-4

Statements of Changes in Net Assets (Unaudited)	F-5

Statements of Cash Flows (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7 - F-10

Affirmation of the Commodity Pool Operator	F-11

F-1

Patke & Associates, Ltd.
Certified Public Accountants
Report of Independent Registered Public Accounting Firm

To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of June 30, 2012 and the related statements of operations for the three and six months ended June 30, 2012 and 2011, and the statements of changes in net assets and cash flows for the six months ended June 30, 2012 and 2011.  These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Bromwell Financial Fund, Limited Partnership as of December 31, 2011 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein) and in our report dated March 9, 2012, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2011 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
August 9, 2012

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069 Phone: (847) 913-5400 * Fax: (847) 913-5435 F-2

Bromwell Financial Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Assets and Liabilities
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets

Cash	$ 773	$ 508
Total assets	773	508

Liabilities

Accrued expenses	18,834	30,863
Due to related parties	224,324	189,024
Total liabilities	243,158	219,887

Net assets	$ (242,385)	$ (219,379)

Analysis of net assets

Limited partners	$ (148,072)	$ (134,018)
General partner	(94,313)	(85,361)
Net assets (equivalent to $(94,313.13) and $(85,361.51) per unit)	$ (242,385)	$ (219,379)

Partnership units outstanding

Limited partners units outstanding	1.57	1.57
General partner units outstanding	1.00	1.00
Total partnership units outstanding	2.57	2.57

The accompanying notes are an integral part of the financial statements F-3

Bromwell Financial Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Investment income

Other Income	$ 10,416	$ -	$ 10,416	$ -

Total investment income	10,416	-	10,416	-

Expenses
Professional fees	7,590	6,444	21,766	18,222
Other expenses	11,618	295	11,656	500
Total expenses	19,208	6,739	33,422	18,722

Net investment (loss)	(8,792)	(6,739)	(23,006)	(18,722)

Net (decrease) in net assets resulting from operations	$ (8,792)	$ (6,739)	$ (23,006)	$ (18,722)

Net (decrease) per unit
Limited partner unit	$ (3,421.05)	$ (2,622.28)	$ (8,951.62)	$ (7,285.12)
General partner unit	$ (3,421.05)	$ (2,622.28)	$ (8,951.62)	$ (7,285.12)

The accompanying notes are an integral part of the financial statements F-4

Bromwell Financial Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Changes in Net Assets
(Unaudited)

	Partners' Capital
	General		Limited		Total
	Units	Net Assets	Units	Net Assets	Units	Net Assets

Net assets at December 31, 2010	1.00	$(68,437)	1.57	$(107,446)	2.57	$(175,883)

(Decrease) in net assets from operations:
Net investment (loss)		(7,285)		(11,437)		(18,722)

Net (decrease) in net assets resulting from operations		(7,285)		(11,437)		(18,722)

Net assets at June 30, 2011	1.00	$(75,722)	1.57	$(118,883)	2.57	$(194,605)

Net assets at December 31, 2011	1.00	$(85,361)	1.57	$(134,018)	2.57	$(219,379)

(Decrease) in net assets from operations:
Net investment (loss)		(8,952)		(14,054)		(23,006)

Net (decrease) in net assets resulting from operations		(8,952)		(14,054)		(23,006)

Net assets at June 30, 2012	1.00	$(94,313)	1.57	$(148,072)	2.57	$(242,385)

The accompanying notes are an integral part of the financial statements F-5

Bromwell Financial Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$ (23,006)	$ (18,722)

Adjustments to reconcile net (decrease) in net assets from
operations to net cash (used in) operating activities:
(Decrease) in accrued expenses	(12,029)	(435)
Net cash (used in) operating activities	(35,035)	(19,157)

Cash Flows from Financing Activities
Increase in due to related parties	35,300	19,150
Net cash provided by financing activities	35,300	19,150
Net increase (decrease) in cash	265	(7)

Cash at the beginning of the period	508	175

Cash at the end of the period	$ 773	$ 168

The accompanying notes are an integral part of the financial statements F-6

Bromwell Financial Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

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

On October 12, 2011, the Fund filed an S-1 registration statement with the Securities and Exchange Commission at registration number 333-177268 to register $20,000,000 in Units of Limited Partnership Interests.  Upon effectiveness and the subsequent sale of the $1,000,000 minimum offering amount, it will re-commence business, and Covenant Capital Management, LLC, an independent commodity trading advisor ("CTA"), will trade the equity allocated to it by the General Partner.

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

Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred.  The Fund has incurred $244,024 in reorganization costs from the cessation of trading on January 10, 2005 through June 30, 2012.  For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after  the resumption of trading.  Reorganization costs will be amortized over 60 months on a straight line basis, or sooner at the General Partner's discretion.  The resumption of business is contingent upon the sale of the minimum offering amount.  The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business.  All costs after the resumption of business will be paid directly by the Fund.

	Consequently, as of June 30, 2012 and December 31, 2011, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

		Balance		Per Unit Calculation
		June 30,	December 31,	June 30,	December 31,
		2012	2011	2012	2011

	Net Asset Value for financial reporting purposes	$ (242,385)	$ (219,379)	$ (94,313.13)	$ (85,361.51)
	Adjustment for reorganization costs and other operating expenses	244,024	221,018	94,950.87	85,999.25
	Net Asset Value for all other purposes	$ 1,639	$ 1,639	$ 637.74	$ 637.74

	Number of Units			2.57	2.57

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

	Other Income - Other income consists of $10,416 reversal of professional fees which were accrued in prior years. At June 30, 2012, it has been determined that such amount will not require payment.

Bromwell Financial Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds to be cash equivalents.  Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2012 and 2011.

Fund Reopening - The Fund was closed as of June 30, 2012. The Fund will reopen to new funds upon effectiveness of its registration statement.

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the six months ended June 30, 2012 and year ended December 31, 2011, the Fund had no investments.

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
June 30, 2012
(Unaudited)

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

Due to related parties at June 30, 2012 and December 31, 2011 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances.  These amounts bear no interest or due dates and are unsecured.  The balances are expected to be paid back upon the resumption of trading.  The following balances were outstanding as of June 30, 2012 and December 31, 2011:

		June 30,	December 31,
		2012	2011

	Futures Investment Company	$ 192,750	$ 157,450
	General Partner	27,541	27,541
	Ashley Capital Management, Inc.	3,033	3,033
	Michael Pacult	1,000	1,000

	Total due to related parties	$ 224,324	$ 189,024

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

7. Indemnifications

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

Bromwell Financial Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

8.	Financial Highlights

		Three Months Ended June 30,		Six Months Ended June 30,

		2012	2011	2012	2011
	Performance per unit (1)

	Net unit value, beginning of period	$ (90,892.08)	$ (73,099.61)	$ (85,361.51)	$ (68,436.77)

	Expenses	(3,421.05)	(2,622.28)	(8,951.62)	(7,285.12)

	Net (decrease) for the period	(3,421.05)	(2,622.28)	(8,951.62)	(7,285.12)

	Net unit value, end of period	$ (94,313.13)	$ (75,721.89)	$ (94,313.13)	$ (75,721.89)

	Net assets, end of period (000)	$ (242)	$ (195)	$ (242)	$ (195)

	Total return (2)	(3.76)%	(3.59)%	(10.49)%	(10.65)%

	Number of units outstanding at the end of the period	2.57	2.57	2.57	2.57

	Supplemental Data:
	Ratio to average net assets (3)
	Net investment (loss)	(14.78)%	(14.35)%	(19.85)%	(21.29)%
	Expenses	(32.28)%	(14.35)%	(28.84)%	(21.29)%

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

	(2) Not annualized

	(3) Annualized

Bromwell Financial Fund, Limited Partnership
Affirmation of the Commodity Pool Operator
For the Six Months Ended June 30, 2012 and 2011

*************************************************************************************************************************************************

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

/s/ Michael Pacult
Michael Pacult
President, Belmont Capital Management, Inc.
General Partner
Bromwell Financial Fund, Limited Partnership

