Form 10-Q
period 2012-09-30
BROMWELL FINANCIAL FUND LP
filed 2012-11-21
CIK 1093661

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

                       Commission file number  333-85755

                 Bromwell Financial Fund, Limited Partnership
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  51-0387638
                     (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2012 are attached hereto at page F-1 and made a part hereof.

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

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced (losses) of $(10,835) [$(4,216.16) per Unit] and $(6,628) [$(2,579.08) per Unit] for the three months ended September 30, 2012 and September 30, 2011, respectively. Similarly, the Fund experienced (losses) of $(33,841) [$(13,167.78) per Unit] and $(25,351) [$(9,864.20)] for the nine months ended September 30, 2012 and September 30, 2011. The variation in losses over the periods was primarily due to legal and accounting costs related to the qualification of the Fund's new S-1 Registration Statement. These results are not to be construed as an expectation of similar profits or losses in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Bromwell Financial Fund, Limited Partnership
By Belmont Capital Management, Incorporated
Its General Partner

By:  /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:	November 19, 2012

                 BROMWELL FINANCIAL FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                              September 30, 2012











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

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm



To the Partners of
Bromwell Financial Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of Bromwell Financial Fund, Limited Partnership, as of September 30, 2012 and the related statements of operations for the three and nine months ended September 30, 2012 and 2011, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2012 and 2011. These financial statements are the responsibility of the Partnership's management.

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



/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
November 12, 2012



      300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                  Phone: (847) 913-5400 * Fax:  (847) 913-543

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities
                                  (Unaudited)

  						September 30,	December 31,
  						2012		2011
Assets

  Cash						$437		$508
  Total assets					437		508

Liabilities

  Accrued expenses				18,833		30,863
  Due to related parties			234,824		189,024
  Total liabilities				253,657		219,887

Net assets					$(253,220)	$(219,379)

Analysis of net assets

  Limited partners				$(154,691)	$(134,018)
  General partner				(98,529)	(85,361)
  Net assets (equivalent to $(98,529.29)
    and $(85,361.51) per unit)			$(253,220)	$(219,379)

Partnership units outstanding

  Limited partners units outstanding		1.57		1.57
  General partner units outstanding		1.00		1.00
  Total partnership units outstanding		2.57		2.57

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
                                  (Unaudited)

								Three Months Ended September 30,	Nine Months Ended September 30,
  								2012		2011			2012		2011

Investment income

  Other Income							$-		$-			$10,416		$-

  Total investment income					-		-			10,416		-

Expenses
  Professional fees						7,817		5,740			29,583		23,963
  Other expenses						3,018		888			14,674		1,388
  Total expenses						10,835		6,628			44,257		25,351

  Net investment (loss)						(10,835)	(6,628)			(33,841)	(25,351)

  Net (decrease) in net assets resulting from operations	$(10,835)	$(6,628)		$(33,841)	$(25,351)

Net (decrease) per unit
Limited partner	Limited partner unit				$(4,216.16)	$(2,579.08)		$(13,167.78)	$(9,864.20)
General partner	General partner unit				$(4,216.16)	$(2,579.08)		$(13,167.78)	$(9,864.20)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
                                  (Unaudited)

												   Partners' Capital

									General				Limited				Total
								Units		Net Assets	Units		Net Assets	Units		Net Assets

Net assets at December 31, 2010					1.00		$(68,437)	1.57		$(107,446)	2.57		$(175,883)

(Decrease) in net assets from operations:
Net investment (loss)								(9,864)				(15,487)			(25,351)

Net (decrease) in net assets resulting from operations				(9,864)				(15,487)			(25,351)

Net assets at September 30, 2011				1.00		(78,301)	1.57		(122,933)	2.57		(201,234)


Net assets at December 31, 2011					1.00		$(85,361)	1.57		$(134,018)	2.57		$(219,379)

(Decrease) in net assets from operations:
Net investment (loss)								(13,168)			(20,673)			(33,841)

Net (decrease) in net assets resulting from operations				(13,168)			(20,673)			(33,841)

Net assets at September 30, 2012				1.00		$(98,529)	1.57		$(154,691)	2.57		$(253,220)


    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
                                  (Unaudited)

								Nine Months Ended September 30,
								2012		2011
Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(33,841)	$(25,351)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Decrease) in accrued expenses				(12,030)	(434)
  Net cash (used in) operating activities			(45,871)	(25,785)


Cash Flows from Financing Activities
  Increase in due to related parties				45,800		25,650
  Net cash provided by financing activities			45,800		25,650
  Net (decrease) in cash					(71)		(135)

  Cash at the beginning of the period				508		175

  Cash at the end of the period					$437		$40

    The accompanying notes are an integral part of the financial statements

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                              September 30, 2012
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

	Reorganization Costs and Operating Expenses - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), all accumulated reorganization costs since January 10, 2005 have been expensed as incurred. The Fund has incurred $254,859 in reorganization costs from the cessation of trading on January 10, 2005 through September 30, 2012. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reflect these costs in capital until after the reimbursement is made on the resumption of trading and, thereafter, all costs will be expensed as incurred. The resumption of business is contingent upon the sale of a to be determined amount of partnership interests. The Fund has agreed to reimburse the General Partner, and other affiliated companies for all such expenses upon the sale of the minimum and resumption of business. All costs after the resumption of business will be paid directly by the Fund.

	Consequently, as of September 30, 2012 and December 31, 2011, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										Balance			   Per Unit Calculation
									September 30,	December 31,	September 30,	December 31,
									2012		2011		2012		2011

Net Asset Value for financial reporting purposes			$(253,220)	$(219,379)	$(98,529.29)	$(85,361.51)
Adjustment for reorganization costs and other operating expenses	254,859		221,018		99,167.03	85,999.25
Net Asset Value for all other purposes					$1,639		$1,639		$637.74		$637.74

Number of Units												2.57		2.57

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

	Other Income - Other income consists of $10,416 reversal of professional fees which were accrued in prior years. In June 2012, it was determined that such amount will not require payment.

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                              September 30, 2012
                                  (Unaudited)

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

	Management has continued to evaluate the application of Financial Accounting Standards Board Accounting Standards Codification ("ASC") 740, "Income Taxes", to the Fund and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2009 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

	Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2012 and 2011.

	Fund Reopening - The Fund was closed as of September 30, 2012. The Fund will reopen to new funds at a time to be set by the General Partner.

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

	Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the nine months ended September 30, 2012 and year ended December 31, 2011, the Fund had no investments.

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                              September 30, 2012
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

	Due to related parties at September 30, 2012 and December 31, 2011 consisted of amounts due to Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, Michael Pacult, president of Futures Investment Company, and the General Partner. The balances result from operating and reorganization costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are expected to be paid back upon the resumption of trading. The following balances were outstanding as of September 30, 2012 and December 31, 2011:

					September 30,	December 31,
					2012		2011

	Futures Investment Company	$203,250	$157,450
	General Partner			27,541		27,541
	Ashley Capital Management, Inc.	3,033		3,033
	Michael Pacult			1,000		1,000

	Total due to related parties	$234,824	$189,024

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

                 Bromwell Financial Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                              September 30, 2012
                                  (Unaudited)


8.	Financial Highlights

						Three Months Ended September 30,	Nine Months Ended September 30,
						2012		2011			2012		2011
Performance per unit (1)

Net unit value, beginning of period		$(94,313.13)	$(75,721.89)		$(85,361.51)	$(68,436.77)

Net investment (loss)				(4,216.16)	(2,579.08)		(13,167.78)	(9,864.20)

Net (decrease) for the period			(4,216.16)	(2,579.08)		(13,167.78)	(9,864.20)

Net unit value, end of period			$(98,529.29)	$(78,300.97)		$(98,529.29)	$(78,300.97)

Net assets, end of period (000)			$(253)		$(201)			$(253)		$(201)


Total return (2)				(4.47)%		(3.41)%			(15.43)%	(14.41)%

Number of units outstanding at the
 end of the period				2.57		2.57			2.57		2.57

Supplemental Data:
Ratio to average net assets (3)
Net investment (loss)				(17.49)%	(13.62)%		(19.03)%	(19.22)%
Expenses					(17.49)%	(13.62)%		(24.88)%	(19.22)%

	Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

	(1) Expenses are calculated based on a single unit outstanding during the period.

	(2) Not annualized

	(3) Annualized

                 Bromwell Financial Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Nine Months Ended September 30, 2012 and 2011


****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


	/s/ Michael Pacult
	Michael Pacult
	President, Belmont Capital Management, Inc.
	General Partner
	Bromwell Financial Fund, Limited Partnership